Form 10-K
period 1994-01-01
TULTEX CORP
filed 1994-04-18
CIK 100166

UNITED STATES
         			     SECURITIES AND EXCHANGE COMMISSION
               				  Washington, D.C. 20549

                     					FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 1994

					   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ___________________

			Commission file number    1-8016
                       				  ------
				TULTEX CORPORATION
	    (Exact name of registrant as specified in its charter)

Virginia                                54-0367896
- - -------------------------------         --------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification Number)
incorporation or organization)

100 Memorial Boulevard, P. O. Box 5191, Martinsville, Virginia     24115
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code 703-632-2961
                                     											   ------------
Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                   Name of exchange on which registered
  Common Stock,  $1 par value           New York Stock Exchange
  Preferred Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

$172,435,331  at March 14, 1994.

           			(APPLICABLE   TO   CORPORATE   REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,794,698 shares of Common Stock, $1 par value, as of March 14, 1994


             			  DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Those portions of the Proxy Statement for the company's on 1994
   Annual Meeting of Stockholders ("1994 Proxy Statement") incorporated herein by reference in Part III, Items 10, 11, 12 and 13. Such proxy statement is to be filed with the Securities and Exchange Commission not later than 120 days after January 1, 1994.

PART    I

Item 1.  Business

Tultex Corporation is a Virginia corporation engaged principally in the business of manufacturing and selling textile products. The company is a vertically integrated producer of fleece and jersey activewear and leisure time apparel. It operates apparel plants in Virginia, North Carolina, Indiana, Massachusetts and Jamaica, and yarn plants in North Carolina.

The principal products of the company are knitwear items of various kinds for work and casual wear such as sweatshirts, jogging suits, hooded jackets, headwear and T-shirts. The company manufactures apparel products under Tultex (Registered Trademark), Tultex Maximum Sweats (Registered Trademark), Tultex Super Weights (Registered Trademark), Discus Athletic (Registered Trademark), Universal (Registered Trademark), Logo 7 (Registered Trademark), Logo Athletic (Registered Trademark) and Competitor (Registered Trademark) brand labels and private labels. In 1991, the company was licensed to manufacture and market adult fleecewear under the Brittania (Registered Trademark) label owned by Levi Strauss & Co. These products are distributed at wholesale through company sales offices and manufacturers' representatives throughout the United States and abroad, primarily to discount and chain stores, mail houses, screenprinters and contract customers. The total revenues of the company were $533,611,000 in 1993, $503,946,000 in 1992 and
$349,910,000 in 1991. In 1993, sales in the last half of the year were 64% compared to 68% and 71% in the last half of 1992 and 1991, respectively.
The company has over 4,400 customers. No single customer accounted for 10% of consolidated net sales in fiscal 1993. Total sales to the five largest customers were $186,253,000 in 1993, $175,581,000 in 1992 and $121,555,000
in 1991.

The company's products are manufactured in 12 plants in Virginia and North Carolina, one plant in Indiana, one plant in Massachusetts and one plant in Jamaica, operated by the company's wholly-owned subsidiary, AKOM, Ltd., a Cayman Islands, B.W.I corporation. The company also operates a maquiladora sewing operation in Mexico. These products are marketed by the company through its national sales organization and designated sales representatives. The Customer Service Center has centralized the storage of most nondecorated garments and provides a means of automatic storage and retrieval, supporting packing and shipping operations, resulting in improved inventory management and customer service. Currently the company stores goods in 6 warehouses.

The company's traditional business is to market fleece and jersey knit activewear with an emphasis on sales of basic style garments in high-volume markets. The company's marketing methods are typical of producers of basic clothing products. Its merchandising department keeps abreast of current fashionable styles and colors. After internal reviews by manufacturing departments, selected customers preview and comment upon prototype garments before the merchandising department determines those to be presented in sales catalogs. Production is planned on orders received and anticipated customer orders for these garments.

The company is a major manufacturer and marketer of fleeced knitwear and a significant competitor in this market, although its exact competitive position is unknown. While management estimates that there are five major domestic competitors in the fleeced knit activewear segment of the apparel industry, the company's products compete with all clothing which is used for the same general purposes by the consumer. Competition from both domestic and foreign apparel manufacturers is intense and, although brand awareness by the consumer appears to be developing in importance, price remains the principal competitive factor.

The 1992 acquisitions of Logo 7 and Universal Industries, now a part of Logo 7, have made the company a major competitor in the licensed sports apparel business, one of the fastest growing portions of the apparel industry. Logo 7 decorates garments using silkscreening or embroidery and markets decorated headwear. Logo 7 is a licensee of the National Football League, National Basketball Association, National Hockey League and Major League Baseball for the manufacturing and marketing of certain apparel products bearing logos of teams that are a part of those organizations.

Logo 7's apparel product lines include T-shirts, golf shirts and sweaters, basic fleece products, shorts, fashion fleece, jerseys, wind suits, and jackets. Most items are sold in a relatively broad range of colors, due to requirements to match the relevant team colors. In the silkscreening process, Logo 7 uses automatic silkscreen machines and dryers for longer runs and hand-operated presses for shorter or more complicated runs. The embroidery is carried out using high-speed, computerized Tajima stitching equipment. Generally production is tied to specific orders, although during the slower times of the year, some production is devoted to restocking small quantities of finished items which Logo 7 keeps in its inventory. The completed garments are folded and packed by hand and are typically dispatched within 24 hours.

Logo 7 also decorates, designs and markets headwear to sporting goods stores and major retailers throughout the United States. Logo 7 obtains 80% of its headwear product line from the Far East with the remainder sourced domestically. The company maintains non-exclusive domestic licenses with professional sports organizations and major colleges for the right to use team logos and graphics. In addition, Logo 7 maintains several "toy/character/entertainment" licenses and numerous corporate licenses. The company also markets nondecorated hats to team dealers and children's headwear.

The company's yarn operations produce cotton and cotton-synthetic blended yarns of various counts. The yarn produced is principally consumed internally by the company's apparel operation.

The company's facilities for manufacturing have adequate capacity to support the annual sales growth objective for 1994. The current nondecorated order backlog was estimated at approximately $57,000,000 at the end of 1993, a decrease of approximately $29,000,000 from the end of the prior year.
Backlogs were computed from orders on hand at the last day of each fiscal year. Management cautions that due to the typical second-half seasonality of the activewear business, year-end order backlogs are not a reliable indicator of sales volume for the coming year. Additionally, customers are now ordering closer to the retail selling season than in the past to shorten lead times and minimize inventory risk.

The company attempts to minimize the seasonal sales effects on manufacturing operations by producing a portion of its fall line in spring and summer for sales in the following fall and winter months. The outerwear T-shirts line introduced in 1990 and the addition of headwear through the acquisition of Universal Industries in 1992 are intended to promote additional first-half shipments of the company products.

The principal raw materials are cotton and synthetic fibers, dyes and chemicals. Approximately 9% of the spun yarns in our apparel products is purchased from yarn vendors. These yarns and the dyes and chemicals are purchased at competitive prices from numerous suppliers.

Dominion Stores, Inc., a wholly-owned subsidiary, operates fourteen retail stores in North Carolina, Virginia and West Virginia, which sell surplus company apparel and apparel items of other manufacturers, and thirty-three retail stores in twenty-one states which sell first quality company-made products and accessory items.

Tultex Canada, Inc. is a subsidiary that commenced operation in 1990 as part of the company's initial expansion into international markets. In 1992, an agreement was also signed with Nissan Trading Co., Ltd., a subsidiary of Nissan Motor Co., to market and sell Tultex products in Japan. While international sales were immaterial in 1993, both of these ventures experienced strong double digit sales growth over the prior year.

General

Expenditures for research and development in fiscal 1993 were insignificant.

Approximately 7,000 persons are employed by the company. No Tultex employees are represented by a labor union.

The company, along with other apparel manufacturers in the area, returns dyeing wastes for treatment to the City of Martinsville's municipal effluent systems. These treated dyeing wastes do not pose environmental risks. In 1989, the city adopted a plan for removing the coloration, caused by the dye wastes, from the water by using polymer chemicals to combine with the extremely small particles of the dye to create a sludge-like substance that can be retrieved from the water at the city's wastewater treatment plant. To cover the cost to the city, each company pays 50 to 80 cents per thousand gallons of water above regular water costs for its portion of the expense. The expenditures required do not have a material effect on the company's earnings or competitive position.

Executive Officers of the Company

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the company.

Name                    Office                                          Age
- - -----------------       ---------------------------------------------   ---
J. M. Franck            Chairman and Chief Executive Officer            41

C. W. Davies, Jr.       President and Chief Operating Officer           45

J. J. Smith             Vice President - Customer Service               51

B. A. Ratliff           Vice President - Service/Quality                48

D. P. Shook             Vice President - Human and Financial Services   56

W. J. Caruba            Vice President - Sales & Marketing              46

S. H. Wood              Controller                                      34

J. M. Baker             Secretary - Treasurer                           63



Mr. J. M. Franck became Chairman of the Board of Directors and Chief Executive Officer in January 1991. He had served as President and Chief Operating Officer of the company since December 1988 and as Vice President since January 1983. He has been on the Board of Directors since 1984.

Mr. Davies became President and Chief Operating Officer in January 1991 after serving as Executive Vice President since December 1989. From February 1988 through November 1989, he was President and Chief Executive Officer of Signal Apparel Company in Chattanooga, Tennessee. From March 1986 to February 1988, Mr. Davies was President of Little Cotton Manufacturing Company in Wadesboro, North Carolina, and from December 1984 through February 1986 was Senior Vice President of Fieldcrest-Cannon in Kannapolis, North Carolina. He has been on the Board of Directors since August 1990.

Mr. Smith became Vice President - Customer Service in September 1992. He served as Vice President - Marketing from December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager - Information Systems & Services between December 1985 and May 1987.

Mr. Ratliff became Vice President - Service/Quality in April 1993 after serving as Vice President - Operations since December 1984.

Mr. Shook became Vice President - Human and Financial Services in January 1994. He served as Vice President - Finance and Administration from December 1988 after serving as Vice President - Finance from January 1987 and was Controller from December 1985 until that time.

Mr. Caruba became Vice President - Marketing in September 1992. He served as Vice President - Distribution from October 1990 after serving as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

Ms. Wood became Controller in October 1993 after serving as Team Tultex Controller since June 1993. In the ten years prior to joining the company, she was employed by Price Waterhouse in progressive audit positions culminating as Audit Senior Manager.

Mr. Baker became Secretary - Treasurer in January 1991 after serving as Director - External Reporting since August 1987. Between December 1985 and August 1987 he was Director - Budgets and Financial Reporting.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

Item 2.   Properties

All facilities are of masonry construction except the buildings at Vinton, Virginia, Mattapoisett, Massachusetts and the Customer Service Center in Martinsville, Virginia, which are steel-framed metal-walled buildings constructed on a concrete slab. All buildings are well-maintained. The following table presents information relating to owned facilities.

Date of
Construction
or Most Recent                          Square
Renovation      Location                Footage    Use
- - --------------  ----------------        ---------  ---------------------------
1977-85         Martinsville, VA           45,200  Administrative offices

1963-87         Martinsville, VA        1,100,000  Manufacturing (apparel)
                                                   and executive offices

1920            Koehler, VA                60,000  Warehousing

1965            Martinsville, VA           70,000  Warehousing

1967            South Boston, VA          130,000  Sewing (apparel)

1970            Bastian, VA                53,500  Sewing (apparel)

1907-1979       Longhurst, NC             287,000  Manufacturing (yarn)

1899-1981       Roxboro, NC               110,000  Manufacturing (yarn)

1973-1977       Rockingham, NC             60,100  Manufacturing (yarn)

1952            Dobson, NC                 38,000  Manufacturing (apparel)

1966-1983       Mayodan, NC               612,000  Manufacturing, warehousing
                                     											   and shipping (apparel)

1988            Vinton, VA                 50,000  Manufacturing (apparel)

1989            Martinsville, VA          502,200  Warehousing and shipping
                                          						   (apparel)

1985            Mattapoisett, MA          116,250  Manufacturing (apparel)

The following table presents information relating to leased facilities.

Date of
Construction                              Lease
or Most                                   Expira-    Current
Recent                            Square  tion       Annual
Renovation      Location          Footage Date       Rental   Use
- - ------------    ----------------  ------- --------   -------  -------------
1969            Chilhowie, VA     40,015  08/31/97   $46,200  Manufacturing
                                                 							      (apparel)

1984            Montego Bay,      66,000  Monthly    266,040  Manufacturing
              		Jamaica                                       (apparel)

1960            Marion, NC        48,760  11/02/98    95,000  Manufacturing
                                           													      (apparel)

1982            Martinsville, VA  31,000  Monthly     18,700  Warehousing
                                           													      (apparel)

1963            Martinsville, VA 125,000  06/30/94   235,200  Warehousing
                                           													      (apparel)

1990            Martinsville, VA  48,000  03/31/96   146,880  Manufacturing
                                           													      (apparel)

1992            Indianapolis, IN 650,000  04/30/97 1,404,000  Manufacturing
                                           													      (apparel)

Company sales offices are leased in New York City, Boston, Chicago, Seattle and Los Angeles, at aggregate annual rentals of approximately $259,000. Dominion Stores, Inc. leases retail outlet stores in Virginia, North Carolina, Michigan, New York, California, Pennsylvania, Washington, Wisconsin, Ohio, West Virginia, Indiana, Maryland, Maine, Connecticut, New Hampshire, Kentucky, Tennessee, Florida, Minnesota, Oregon and Idaho at aggregate annual rentals of approximately $2,525,000.

All of the properties listed in the tables of owned and leased facilities are fully utilized by the company or its subsidiaries.

Manufacturing equipment, substantially all of which is owned by the company, includes carding, spinning and knitting machines, jet-dye machinery, dryers, cloth-finishing machines, cutting and sewing equipment, embroidery equipment, screen printing machines and automated storage/retrieval equipment. This machinery is modern and kept in good repair. In addition, the company leases a fleet of trucks and tractor-trailers which are used for transportation of raw materials and for interplant transportation of semi-finished and finished products.

The company's facilities and its manufacturing equipment are considered adequate for its immediate needs.

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

As of March 14, 1994 there were 3,479 record holders of the Company's common stock. Other information required by Item 5 of Form 10-K appears under the heading "Common Stock Prices and Dividend Information" on page 32 and in "Note 7" of "Notes to Financial Statements" on page 23 of the company's 1993 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.

The following table presents selected finanical date of Tultex Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.Prior years have been restated to reflect the acquisition of Universal Industries, Inc. treated as a pooling of interests, and to reflect a change in accounting method from LIFO to FIFO.

                                     											     1993         1992         1991         1990         1989
(In thousands of dollars except per share data)      (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)   (52 weeks)
                                     											     ----------   ----------   ----------   ----------   ----------
Summary of Operations:
Net sales and other income                           $  533,611   $  503,946   $  349,910   $  390,336   $  361,721
Costs and operating expenses                            507,524      470,155      330,079      351,228      340,031
                                   											       ----------   ----------   ----------   ----------   ----------
Operating income                                         26,087       33,791       19,831       39,108       21,690
Interest expense                                         16,996       13,540        9,064        8,838        8,274
                                     											     ----------   ----------   ----------   ----------   ----------
Income before income taxes and cumulative effect
 of a change in accounting principle                      9,091       20,251       10,767       30,270       13,416
Provision for income taxes                                3,188        7,060        3,443       11,097        4,701
                                     											     ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of a
 change in accounting principle                           5,903       13,191        7,324       19,173        8,715
Cumulative effect of a change in
 accounting principle (Note 9)                             --           --          2,848         --           --
                                     											     ----------   ----------   ----------   ----------   ----------
Net income                                                5,903       13,191       10,172       19,173        8,715
Less preferred dividend requirement                       1,135        1,041           10           13           26
                                     											     ----------   ----------   ----------   ----------   ----------
Balance to common stock                              $    4,768   $   12,150   $   10,162   $   19,160   $    8,689
                                     											     ==========   ==========   ==========   ==========   ==========
Weighted average number of common
 shares outstanding*                                     28,961       28,872       28,862       28,901       28,882
                                     											     ==========   ==========   ==========   ==========   ==========
Shares outstanding at year end*                          29,053       28,878       28,862       28,860       28,895
                                     											     ==========   ==========   ==========   ==========   ==========


                                                     1993         1992         1991
(In thousands of dollars except per share data)      (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)   (52 weeks)
                                     											     ----------   ----------   ----------   ----------   ----------
Per common share*:
Income before cumulative effect of a
 change in accounting principle                      $      .16   $      .42   $      .25   $      .66   $      .30
Net income                                           $      .16   $      .42   $      .35   $      .66   $      .30
                                      										     ==========   ==========   ==========   ==========   ==========
Dividends declared (Note 7)                          $      .20   $      .20   $      .32   $      .36   $      .36
                                     											     ==========   ==========   ==========   ==========   ==========
Book value                                           $     5.64   $     5.67   $     5.44   $     5.37   $     4.96
                                     											     ==========   ==========   ==========   ==========   ==========
Year-End Data:
Current assets                                       $  288,691   $  249,327   $  171,692   $  176,611   $  177,837
Current liabilities                                      45,138      122,610       86,681       84,179       81,552
											                                          ----------   ----------   ----------   ----------   ----------
Working capital                                      $  243,553   $  126,717   $   85,011   $   92,432   $   96,285
                                     											     ==========   ==========   ==========   ==========   ==========
Inventories                                          $  157,278   $  130,166   $   89,368   $   98,748   $  103,765
Property, plant and equipment (net)                     151,775      153,188      140,426      150,372      143,558
Total assets                                            474,965      435,818      314,957      328,643      323,778
Bank notes payable                                         --         79,825       55,762       43,299       49,239
Current portion of long-term debt                         8,524        2,268        2,443        3,812        2,582
                                     											     ==========   ==========   ==========   ==========   ==========
Capital Invested:
Long-term debt                                       $  230,914   $  118,438   $   56,827   $   75,958   $   79,312
Stockholders' equity                                    179,197      178,793      157,091      155,301      143,864
                                     											     ----------   ----------   ----------   ----------   ----------
Total capital invested                               $  410,111   $  297,231   $  213,918   $  231,259   $  223,176
                                     											     ==========   ==========   ==========   ==========   ==========
Return on average total capital invested                    1.7%         5.2%         4.6%         8.4%         4.3%
Long-term debt as a percentage of total capital            56.3%        39.8%        26.6%        32.8%        35.5%
                                     											     ==========   ==========   ==========   ==========   ==========


*As adjusted for stock splits, stock dividends and shares issued in pooling-of-interests acquisition of Universal Industries, Inc.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The financial results for the first six months of 1992 and all prior periods presented have been restated to include Universal Industries, Inc., acquired by Tultex in June 1992 through an exchange of stock accounted for as a pooling ofinterests. In addition, the company changed its method of determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of 1993. This change has been applied by retroactively restating all prior periods presented. The following table presents the company's consolidated income statement items as a percentage of sales.

                     			      Percentage of Net Sales
                     			      -------------------------------------------------
                     			      Jan. 1, 1994      Jan. 2, 1993      Dec. 28, 1991
                     			      (52 weeks)        (53 weeks)        (52 weeks)
                     			      ------------      ------------      -------------
Net sales and
 other income                 100.0%            100.0%            100.0%
                     			      ------------      ------------      -------------
Cost of
products sold                  74.1              73.0              77.5

Depreciation                    4.4               4.2               5.0

Selling, general
 and administrative            16.6              16.1              13.0

Loss (gain) on
 sale of assets                  -                 -               (1.2)

Interest                        3.2               2.7               2.6
                     			      ------------      ------------      -------------
Total costs and
 expenses                      98.3              96.0              96.9
                     			      ------------      ------------      -------------
Income before taxes             1.7               4.0               3.1

Income taxes                     .6               1.4                .2*
                     			      ------------      ------------      -------------
Net income                      1.1%              2.6%              2.9%
                     			      ------------      ------------      -------------

*Includes the cumulative effect recognition of SFAS No.96 "Accounting for Income Taxes" adopted as of first quarter 1991.

Net sales and other income for the year ended January 1,1994, increased $30 million or 6% from 1992 which increased $154 million or 44% from 1991. The 1993 sales growth was due to a 24% increase in sales of the company's Logo 7 subsidiary partially offset by lower nondecorated apparel sales. The 1992 sales increase was primarily due to sales of Logo 7 which was acquired by the company as of January 1, 1992. Unit sales volume of nondecorated apparel in 1993 was relatively unchanged from prior year levels, while the average selling price decreased 2%. The 1993 average price decline of nondecorated products was primarily due to proportionately higher shipping volume of jersey products which sell at lower prices than fleece garments. Unit sales volume and average pricing in 1992 each increased 3% from 1991.

The company's nondecorated apparel order backlog at January 1, 1994 was $57 million versus $86 million at January 2, 1993. This 34% decrease reflects a significant decline in demand for activewear in the latter half of 1993 that is expected to continue through the first six months of 1994. This decrease in demand has resulted in higher manufacturer inventories compared to last year. The company currently plans to operate reduced work schedules to better align inventories with demand. The combination of lower sales and increased product costs due to lower production volume are expected to negatively impact net income for the first six months of 1994 compared to the first half of 1993.

Costs of products sold as a percentage of sales increased from 73% for fiscal year 1992 to 74% for 1993. The increase in cost of products sold as a percentage of sales was primarily due to heavier fabric weights, greater sewing detail for nondecorated products, strong decorated apparel sales growth with mass merchandisers which generally yield lower margins, and expenses associated with streamlining operations. The increase in jersey sales, which traditionally yield lower margins than fleece, has also increased cost of products sold as a percentage of sales. Total apparel production for 1993 decreased 3% from the comparable period of 1992. The company expects a significant increase in raw cotton prices during 1994 due to lower than anticipated cotton yields.

Depreciation as a percentage of net sales was 4% for 1993 and 1992. Depreciation expense in 1993 increased 12% over last year, and in 1992 depreciation grew 20% over 1991. The 1993 increase was primarily due to expenditures for machinery and equipment.

Selling, general and administrative (S,G&A) expenses increased as a percentage of sales from 16% in 1992 to 17% in 1993. S,G&A expenses in 1993 increased $7 million or 9% compared to 1992. The primary reason for the S,G&A increase was a $5 million increase in royalty expenses related to higher sales of professional sports licensed apparel. In 1992, S,G&A expenses increased $36 million or 79% compared to 1991. This increase was generated by the effect of the aforementioned acquisition of Logo 7 and increased advertising expense due to promotion of the Tultex and Discus Athletic brands.

Interest expense was 3% of sales for 1993 and 1992. Interest expense was $17 million for 1993 compared to $14 million for 1992. The increase was primarily the result of higher debt due to increased working capital needs and the acquisition of Logo 7. The company has experienced increased working capital needs due to higher inventory levels and extended payment terms for our customers.

The provision for income taxes is a function of pretax earnings and the combined effective rate of federal and state income taxes. The effective rate for combined federal and state income tax was 35% in 1993, 35% in 1992 and 32% in 1991. The lower rate for 1991 was the result of permanent differences between book and tax income and their increased percentage relationship to relatively low pretax earnings.

Sales for Logo 7 for 1993 increased 24% from the previous year. Logo 7 manufactures and markets decorated activewear encompassing a broad range of products, such as T-shirts, fleecewear, jackets, windsuits and headwear. Logo 7 offers these screenprinted and embroidered apparel items under licenses from all major professional sports, colleges and certain entertainment industries. Since Logo 7 is primarily positioned in the licensed sports apparel business, a portion of the success of the company is tied to the fortunes of sports teams. In 1993, the Dallas Cowboys victory in the Superbowl and the Chicago Bulls again winning the NBA Championship were positive factors in the annual financial performance. Troy Aikman of the Dallas Cowboys is a representative for our Logo Athletic branded products. Logo 7 is adding National Basketball Association rookie Chris Webber and National Hockey League All-Star Chris Chelios as representatives to broaden appeal of the Logo Athletic brand. Logo 7 is introducing the Driver's Club for NASCAR racing fans in 1994 and has obtained the license rights to 1994 World Cup Soccer played at various venues in the United States, as well as rights to the 1996 Summer Olympic Games to be held in Atlanta.

The company foresees significantly higher sales volume of nondecorated jersey products during 1994 through improved utilization of existing capacity. Increased jersey manufacturing capacity is enabling the company for the first time in 1994 to offer this product to major retail accounts. Increased sales are also expected for the company's upscale Discus Athletic brand as a result of aggressive marketing in the department store and specialty shop channels. The Discus Athletic brand of fleece and T-shirts is a sponsor of Men's Atlantic Coast Conference Basketball for 1994 through 1996. Discus Athletic commercials will be shown during every regular season game, as well as the conference tournament. The company's basic nondecorated fleece product sales were disappointing for 1993 and shipment volume is expected to be relatively flat in 1994. Efforts to reduce seasonality are somewhat encouraging due to continued growth of jersey products, headwear and windsuits. Despite this improvement, 1994 is expected to follow the same general pattern of quarterly sales and earnings as evidenced in past years due to the seasonal nature of fleece products. The company is cautious concerning 1994. Competition in the industry is intense with price decreases anticipated due to higher manufacturer inventory levels compared to last year throughout the industry. The company's operating schedules and financial performance for the first six months of 1994 will be negatively impacted until these inventory levels are reduced to more conventional levels.

The company continues to seek ways to lower costs, increase efficiency and improve product quality. Strategic Process Management teams have been formed to review critical processes in the company and pinpoint probable opportunities for significant improvement. This ongoing program is expected to result in initial cost reductions during 1994. In addition, the company has begun streamlining operations which will result in reduced labor and related benefit expenses during 1994. These cost reduction efforts will help offset pricing pressures from current competitive conditions during 1994.

Financial Condition, Liquidity and Capital Resources
Net working capital at January 1, 1994 increased $117 million from year-end 1992, as inventories and accounts receivable increased and working capital debt was moved from current liabilities to long-term debt due to replacement of the company's short-term bank lines with a $225 million, two-year revolving credit facility.

Due to the seasonality of fleecewear shipments, receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected. Accounts receivable increased $7 million from January 2, 1993 to January 1, 1994. The average number of days' sales in receivables was 77 for 1993 compared to 73 for 1992. This increase was due to the aforementioned extended terms taken by our customers.

Inventories increased $27 million compared to year-end 1992 as a result of lower than expected sales unit volume due to the industry downturn. The average days' sales in inventory on hand at year-end 1993 increased 13% from January 2, 1993; and at year-end 1992, the average number of days' sales in inventory on hand increased 21% from December 28, 1991. The current ratio at year-end was 6.4, 2.0 and 2.0 for 1993, 1992 and 1991, respectively. The 1993 increase was the result of the aforementioned revolving credit facility which is classified as long-term debt.

On October 6, 1993, the company entered into a $225 million revolving credit facility which replaced its short-term credit lines. This agreement, which has a two-year maturity with three annual options to renew, provides for the company's working capital needs. Average borrowings under this facility during the fourth quarter were $167 million at an average annual rate of 3.9%. The highest single day balance reached during the quarter was $190 million. Outstanding letters of credit under this facility at January 1, 1994 were $10 million. Long-term debt at January 1,1994 increased $112 million compared to year-end 1992 due to $121 million outstanding under the revolving credit facility partially offset by reclasses to current portion of long-term debt and regularly scheduled payments. At year end, the company had obtained waivers for one loan covenant violation with several lenders. The company has obtained amendments for certain loan covenants for 1994. These amendments will provide for greater flexibility during the current period of decreased demand.

At January 1, 1994, there were no notes payable to banks under short-term lines of credit. At January 2, 1993, the comparable amount was $80 million. The decrease was due to the company's aforementioned revolving credit facility. Short-term borrowings outstanding averaged $92 million, $81 million and $68 million for 1993, 1992 and 1991, respectively, at average annual interest rates of 3.7%, 4.4% and 6.4%. The highest single-day balance reached each year was $186 million in 1993, $114 million in 1992 and $107 million in 1991. In 1993, net cash used by operating activities of $6 million primarily related to a $27 million increase in inventories and a $7 million increase in accounts receivable partially offset by depreciation of $23 million and net income of $6 million. Cash used by investing activities of $24 million was primarily used to finance additions to fixed assets. Cash provided by financing activities of $33 million was derived principally from increased long-term debt of $121 million partially offset by an $80 million reduction in short-term debt. Planned capital expenditures for 1994 are $14 million. The company expects annual cash flows from income and non-cash items, supplemented by the new revolving credit facility, to support its seasonal working capital requirements in 1994.

Stockholders' equity was $179 million at year-end 1993, $179 million at year-end 1992 and $157 million at year-end 1991. Stockholders' equity remained relatively constant from January 2, 1993 to January 1, 1994 since net income of $6 million and proceeds from the exercise of stock options of $1 million were offset by cash dividends declared of $7 million. The return on average stockholders' equity was 3% in 1993, 8% in 1992 and 7% in 1991.

Item 8.   Financial Statements and Supplementary Data.

TULTEX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

									Page
									----
Consolidated statements of Income                                        13
Consolidated Balance Sheets                                              15
Consolidated Statements of Cash Flows                                    17
Consolidated Statements of Changes in Stockholders' Equity               19
Notes to Consolidated Finanical Statements                               20
Report of Independent Public Accountants                                 36

Tultex Corporation
Consolidated Statements of Income
(In thousands of dollars excepts per share data)

Fiscal years ended:              Jan. 1, 1994    Jan. 2, 1993    Dec. 28, 1991
                            				 (52 weeks)      (53 weeks)      (52 weeks)
                            				 ------------    ------------    -------------

Net sales and other income       $ 533,611       $ 503,946       $ 349,910
                         							 ------------    ------------    -------------
Cost and expenses:

Cost of products sold              395,727         368,027         271,243

Depreciation                        23,364          20,831          17,369

Selling, general and
 administrative                     88,433          81,297          45,481

Gain on sale of facilities            --              --            (4,014)

Interest                            16,996          13,540           9,064
	                         			   -------------    ------------    -------------

Total costs and expenses           524,520         483,695         339,143
	                         			 ------------    ------------    -------------
Income before income taxes
 and cumulative effect of a
 change in accounting principle      9,091          20,251          10,767

Provision for income taxes
(Note 9)                             3,188           7,060           3,443
                         				 ------------    ------------    -------------

Income before cumulative
 effect of a change in
 accounting principle                5,903          13,191           7,324

Cumulative effect of a change
in accounting principle
(Note 9)                              --              --             2,848
                        	 			 ------------    ------------    -------------
Net Income                       $   5,903       $  13,191       $  10,172
                         				 ------------    ------------    -------------

Fiscal years ended:              Jan. 1, 1994    Jan. 2, 1993    Dec. 28, 1991
                            				 (52 weeks)      (53 weeks)      (52 weeks)
                             			 ------------    ------------    -------------
Earnings per share:

Income before cumulative
 effect of a change in
 accounting principle            $     .16       $     .42       $     .25

Cumulative effect of a
 change in accounting
 principle (Note 9)                   --              --               .10
                            				 ------------    ------------    -------------

Net Income per Common Share      $     .16       $     .42       $     .35
                            				 ------------    ------------    -------------

Dividends per Common Share
(Note 7)                         $     .20       $     .20       $     .32
                            				 ------------    ------------    -------------

The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Balance Sheets
(In thousands of dollars except share data)

Assets                                           Jan. 1, 1994      Jan. 2, 1993
                                     											 ------------      ------------
Current assets:
Cash and equivalents (Note 5)                    $      6,754      $      3,603
Accounts receivable, less allowance
for doubtful accounts and returns of
$2,374 (1993) and $2,360 (1992)                       116,383           109,880
Inventories (Note 3)                                  157,278           130,166
Prepaid Expenses                                        8,276             5,678
                                     											 ------------      ------------
Total current assets                                  288,691           249,327
                                     											 ------------      ------------
Property, plant and equipment,
net of depreciation   (Note 4)                        151,775           153,188
Intangible assets                                      27,983            29,200
Other assets                                            6,516             4,103
                                     											 ------------      ------------
Total Assets                                     $    474,965      $    435,818
                                     											 ============       ===========

Liabilities and Stockholders' Equity             Jan. 1, 1994      Jan. 2, 1993
                                     											 ------------      ------------
Current liabilities:
Notes payable to banks (Note 5)                  $       --        $     79,825
Current maturities of long-term debt
 (Note 6)                                               8,524             2,268
Accounts payable-trade                                 18,170            16,977
Accrued liabilities-other                              13,923            15,914
Dividends payable (Note 7)                              1,736             1,728
Income taxes payable                                    2,785             5,898
                                     											 ------------      ------------
Total current liabilities                              45,138           122,610
                                    											 -------------     ------------
Long-term debt, less current maturities
 (Note 6)                                             230,914           118,438
										                                     	 ------------      ------------
Deferrals:
 Deferred income taxes (Note 9)                        14,014            12,134
 Other                                                  5,702             3,843
										                                     	 ------------      -------------
Total deferrals                                        19,716            15,977
                                     											 ------------      ------------
Stockholders' equity (Notes 6, 8, 15 and 16):
5% cumulative preferred stock, $100 par value;
authorized-22,000 shares, issued and
outstanding-1,975 shares (1993 and 1992)                  198               198
Series B, $7.50 cumulative convertible preferred
stock; issued and outstanding-150,000 shares
(1993 and 1992)                                        15,000            15,000
Common stock, $1 par value; authorized-
60,000,000 shares, issued and outstanding-
29,053,126 shares (1993) and 28,877,526
shares (1992)                                          29,053            28,878
Capital in excess of par value                          1,889               681
Retained earnings                                     133,107           134,136
                                     											 ------------      ------------
                                     											      179,247           178,893
Less notes receivable from stockholders                    50               100
                                     											 ------------      ------------
Total stockholders' equity                            179,197           178,793

Commitments and contingencies
(Notes 12, 13 and 14)

Total Liabilities and Stockholders'
Equity                                           $    474,965      $    435,818
                                     											 ============      ============

The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Statements of Cash Flows
(In thousands of dollars)



Fiscal years ended                  Jan. 1, 1994   Jan. 2, 1993  Dec. 28, 1991
                            				    (52 weeks)     (53 weeks)    (52 weeks)
                             			    ------------   ------------  -------------
Operating Activities:
Net income                          $      5,903   $     13,191  $      10,172
Items not requiring
(providing) cash:
Depreciation                              23,364         20,831         17,369
Gain on sale of facilities                  --             --           (4,014)
Deferred income taxes                      1,880           (234)         3,815
Amortization of excess of fair
value of assets acquired over cost          --             (280)          (865)
Amortization of intangible assets          1,217          1,217            --
Other deferrals                            1,859          1,982          1,051
Cumulative effect of a change
in accounting principle                     --             --           (2,848)

Changes in assets and liabilities:
Accounts receivable                       (6,503)       (17,685)        (3,921)
Inventories                              (27,112)       (25,461)         9,380
Prepaid expenses                          (2,598)        (2,227)          (151)
Accounts payable and
accrued expenses                            (790)         1,139         (6,044)
Income taxes payable                      (3,113)         2,690         (2,548)
                            				    ------------   ------------  -------------
Cash provided (used) by operating
activities (Notes 3, 6 and 9)             (5,893)        (4,837)        21,396

Investing Activities:
Additions to property, plant and
equipment                                (22,250)       (30,330)       (14,360)
Change in other assets                    (2,413)           113         (1,179)
Sales and retirements of
property and equipment                       299            182         10,951
Acquisition of assets and
certain liabilities of Logo 7               --          (57,756)          --
                            				    ------------   ------------  -------------
Cash provided (used) by investing
activities                               (24,364)       (87,791)        (4,588)
                            				    ------------   ------------  -------------

                            				    Jan. 1, 1994   Jan. 2, 1993  Dec. 28, 1991
                            				    (52 weeks)     (53 weeks)    (52 weeks)
                            				    ------------   ------------  -------------
Financing Activities:
Issuance (payment) of short-term
borrowings                               (79,825)        24,063         12,463
Issuance of long-term debt               121,000        140,000             24
Payments of long-term debt                (2,268)       (79,156)       (20,524)
Preferred stock issued                      --           15,000           --
Cash dividends (Note 7)                   (6,932)        (6,690)        (8,841)
Proceeds from exercise of
stock options                              1,433            201            469
Other                                       --             --              (10)
                            				    ------------   ------------  -------------
Cash provided (used) by
financing activities                      33,408         93,418        (16,419)
                            				    ------------   ------------  -------------
Net increase (decrease) in cash
and equivalents                            3,151            790            389

Cash and equivalents at beginning
of year                                    3,603          2,813          2,424
                            				    ------------   ------------  -------------
Cash and Equivalents at End of Year $      6,754   $      3,603  $       2,813
                            				    ============   ============  =============


The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Statement of Changes in Stockholders' Equity
(In thousands of dollars except share data)


                                                                      												              Notes          Total
                     			      5%            Series B      Common     Capital                    Receivable-    Stock-
                     			      Preferred     Preferred     Stock      in Excess     Retained     Stock-         holders
                     			      Stock         Stock         Value      of Par        Earnings     holders        Equity
                     			      ----------    ---------     -------    ---------     --------     -----------    --------
Balance as of Dec. 29, 1990   $   208                     $28,860    $  565        $126,304     $  (636)       $155,301

Net income for the 52 weeks
 ended Dec. 28, 1991 (Note 3)                                                        10,172                      10,172
Preferred stock reacquired
 and canceled(108 shares)         (10)                                                                              (10)
Exercise of stock options                                       2        15                         (10)              7
Collections-stockholders'
 notes receivable                                                                                   462             462
Cash dividends on common
 stock ($.32 per share)
 (Note 7)                                                  (8,831)                   (8,831)
Cash dividends on pre-
 ferred stock (Note 7)                                                                  (10)                        (10)
                      		      ----------    ---------     -------    ---------     --------     -----------    --------
Balance as of Dec. 28, 1991       198                      28,862       580         127,635        (184)        157,091

Net income for the 53 weeks
 ended Jan. 2, 1993 (Note 3)                                                         13,191                      13,191
Series B, preferred stock
 issued (150,000 shares)                     $15,000                                                             15,000
Exercise of stock options                                      16       101                         (30)             87
Collections-stockholders'
 notes receivable                                                                                   114             114
Cash dividends on common
 stock ($.20 per share)
 (Note 7)                                                                            (5,649)                     (5,649)
Cash dividends on pre-
 ferred stock (Note 7)                                                               (1,041)                     (1,041)
                     			      ----------    ---------     -------    ---------     --------     -----------    --------
Balance as of Jan. 2, 1993        198         15,000       28,878       681         134,136        (100)        178,793

Net income for the 52
 weeks ended Jan. 1, 1994                                                             5,903                       5,903
Exercise of stock options                                     175     1,208                        (11)           1,372
Collections-stockholders'
 notes receivables                                                                                   61              61
Cash dividends on common
 stock ($.20 per share)
 (Note 7)                                                                            (5,797)                     (5,797)
Cash dividends on pre-
 ferred stock (Note 7)                                                               (1,135)                     (1,135)
                     			      ----------    ---------     -------    ---------     --------     -----------    --------
Balance as of Jan. 1, 1994    $   198       $ 15,000      $29,053    $1,889        $133,107     $   (50)       $179,197
                     			      ==========    =========     =======    =========     ========     ===========    ========


The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements.

Tultex Corporation
Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

Note 1--Accounting Policies
The significant accounting policies followed by Tultex Corporation and its subsidiaries in preparing the accompanying consolidated financial statements are as follows:

Basis of Consolidation: The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Equivalents: The company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities as cash and equivalents for the purposes of the statement of cash flows.

Inventories: Inventories are recorded at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. See Note 3 for information concerning the change in the method of valuing inventories from the last-in, first-out (LIFO) method to the FIFO method during 1993.

Property, Plant and Equipment: Land, buildings and equipment are carried at cost. Major renewals and betterments are charged to the property accounts while replace-ments, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Gain or loss on retirement or disposal of individual assets is recorded as income or expense.

Depreciation is provided on the straight-line method for all depreciable assets over their estimated useful lives as follows:

Classification                          Estimated Useful Lives
- - --------------------------              ----------------------
Land improvements                       20 years
Buildings and improvements              12-50 years
Machinery and equipment                 3-20 years

Capitalized Interest: Interest is capitalized on major capital expenditures during the period of construction. Total interest costs incurred and amounts capitalized for the fiscal years were:

(In thousands            Jan. 1,        Jan. 2,         Dec. 28,
 of dollars)             1994           1993            1991
                     			 -------        -------         --------
Total interest           $16,996        $13,540         $11,414
Interest capitalized        --             --            (2,350)
                     			 -------        -------         --------
Net interest expense     $16,996        $13,540         $ 9,064
                     			 =======        =======         ========

Intangible Assets: Goodwill and licenses are being amortized on a straight-line basis over 25 years.

Pensions: Pension expense includes charges for amounts not less than the actuarially determined current service cost plus amortization of prior service costs over 30 years. The company funds amounts accrued for pension expense not in excess of the amount deductible for federal income tax purposes.

Revenue Recognition: The company recognizes the sale when the goods are shipped or ownership is assumed by the customer.

Income Taxes: Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between financial and taxable income.

Net Income per Share: Net income per common share is computed using the weighted average number of common shares outstanding during the period after giving retroactive effect to stock splits and stock dividends after deducting the preferred dividend requirements which accrued during the period.

Segment Information: The company is a vertically integrated manufacturer and marketer of activewear and leisure-time apparel which is considered a single business segment.

Fiscal Year: The company's fiscal year ends on the Saturday nearest to December 31, which periodically results in a fiscal year of 53 weeks. The Universal Industries subsidiary historically observed a calendar year. The difference in the year-ends was considered to be immaterial on the pooled financial results contained in this report. Universal Industries, Inc. adopted the fiscal year-end and quarterly reporting periods of Tultex as of the acquisition date.

Other Postretirement Benefits: As further described in Note 10, the company changed its accounting for the costs of certain life insurance and medical benefits for eligible retirees and dependents in 1993.

Note 2--Mergers and Acquisitions

On January 31, 1992, effective as of January 1, 1992, the company acquired assets, certain liabilities, contracts and licenses of Logo 7, Inc., a major producer and marketer of licensed sports apparel, for a purchase price of approximately $58 million, consisting of $15 million (stated value) of a new series of Cumulative Convertible Preferred Stock, $7.50 Series B and $43 million cash. The $43 million cash was obtained with a 17-month interim loan from two banks which was prepaid without penalty. The company obtained permanent financing on June 26, 1992. The results of Logo 7, Inc. are included in the company's consolidated statement of income for 1992. The purchase price of $58 million has been allocated to the various acquired assets. Goodwill of $4 million was determined and is being amortized over 25 years on a straight-line basis. Logo 7, Inc., which was a Subchapter S corporation, reported audited net sales of $92 million and earnings before taxes of $3 million for the 12 months ended December 31, 1991. Logo 7, Inc. had stockholders' equity of $14 million at December 31, 1991. The following pro forma results for 1991 include Logo 7, and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect for the fiscal year or that may result in the future. Also included in these 1991 results is Universal Industries, Inc. which was acquired in June 1992 and accounted for as a pooling of interests.

(In thousands of dollars                Pro Forma
 except per share data)                 1991 (Unaudited)
                                   					----------------
Net sales and other income              $427,699

Income before cumulative effect of
a change in accounting principle           5,181

Net income                                 8,029

Earnings per share:
Income before cumulative effect of
a change in accounting principle        $    .14

Net income                              $    .24

On June 30, 1992, the company completed the acquisition of Universal Industries, Inc., a professional sports hatwear licensee located in Mattapoisett, Massachusetts, through an all-stock deal valued at $11.1 million for nearly 1.3 million common shares. The acquisition has been accounted for as a pooling of interests, and accordingly, the financial statements have been restated to include the results of operations for Universal for all periods presented.

(In thousands of dollars)          Six months ended             Year ended
                            				   June 1992 (Unaudited)        Dec. 28,1991
                            				   ---------------------        ------------
Net sales and other income:
Tultex                             $138,588                     $315,234
Universal                            20,777                       34,676
                            				   ---------------------        ------------
Combined                           $159,365                     $349,910
                            				   ---------------------        ------------
Income before cumulative effect of a
change in accounting principle:
Tultex                             $ (5,331)                    $  6,651
Universal                               859                          673
                            				   ---------------------        ------------
Combined                           $ (4,472)                    $  7,324
                            				   ---------------------        ------------
Net income:
Tultex                             $ (5,331)                    $  9,499
Universal                               859                          673
                            				   ---------------------        ------------
Combined                           $ (4,472)                    $ 10,172
                             			   =====================        ============

Note 3--Inventories

The components of inventories are as follows:

(In thousands                   Jan. 1,         Jan. 2,         Dec. 28,
of dollars)                     1994            1993            1991
                            				--------        --------        --------
Raw materials                   $ 29,291        $ 23,664        $  5,074
Goods in process                  11,956          13,641          12,494
Finished goods                   112,296          88,549          68,243
Supplies                           3,735           4,312           3,557
                            				--------        --------        --------
Total inventory                 $157,278        $130,166        $ 89,368
                            				========        ========        ========

During the fourth quarter of 1993, the company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not materially impact net income in 1993, it decreased net income by $4,001,000 or 14 cents per share in 1992, and $416,000 or 1 cent per share in 1991.

Note 4--Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following:

(In thousands of dollars)               Jan. 1, 1994            Jan. 2, 1993
                                   					------------            ------------
Land and improvements                   $      3,821            $      3,808
Buildings and improvements                    68,204                  65,254
Machinery and equipment                      209,044                 186,768
Construction in progress                       2,863                   8,399
                                   					------------            ------------
                                   					     283,932                 264,229
Less accumulated depreciation                132,157                 111,041
                                   					------------            ------------
Net property, plant and equipment       $    151,775            $    153,188
                                   					============            ============

Note 5--Short-Term Credit Agreements

Until October 6, 1993, when the company entered into a two-year revolving credit agreement with 12 banks (see Note 6), it had formal short-term lines of credit with lending banks aggregating $57,000,000 with interest payable at or below the prime rate. At January 2, 1993 and December 28, 1991, the weighted average interest rates on borrowings outstanding of $79,825,000 and $51,000,000 were 4.1% and 5.3% respectively. The use of these lines was restricted to the extent that the company was required to liquidate its indebtedness to certain individual banks for a 30-day period each year. At times, the company borrowed amounts in excess of the lines on a short-term negotiated basis.

The company currently has short-term lines of credit with two lending banks totaling $5,000,000. There were no borrowings outstanding under these lines at January 1, 1994.

As part of the borrowing arrangements, the company was expected to maintain average compensating cash balances, which were based on a percentage of the available credit line by bank and the percentages varied by bank. The amount of compensating balances required for credit lines in effect January 1, 1993 was an average of $1,320,000. The compensating balances were held under agreements which did not legally restrict the use of such funds, and therefore the funds were not segregated on the face of the balance sheet. The compensating cash balances were determined daily by the lending banks based upon balances shown by the bank, adjusted for average uncollected funds and Federal Reserve requirements. During the periods shown in the statements, the company was in substantial compliance with the compensating requirements. Funds on deposit with the lending banks and considered in the compensating balances were subject to withdrawal; however, the availability of the short-term lines of credit were dependent upon the maintenance of sufficient average compensating balances.

The Universal Industries subsidiary, accounted for as a pooling-of-interests acquisition, had outstanding under short-term banker's acceptance agreements $4,762,000 at December 31, 1991.

The company utilizes letters of credit for foreign sourcing of inventory. Letters of credit outstanding were $9,715,000, $5,266,000 and $771,000 at January 1, 1994, January 2, 1993 and December 28, 1991, respectively. After October 6, 1993, all letters of credit issued were part of the revolving credit agreement described in Note 6.

Note 6--Long-Term Debt

(In thousands of dollars)               Jan. 1, 1994            Jan. 2, 1993
                                   					------------            ------------
Amount due under revolving
 credit agreement                       $    121,000            $       --
8 7/8% senior notes due July 1, 1999          95,000                  95,000
8.94% term loan due July 31, 1996             22,917                  25,000
Other indebtedness                               521                     706
                                   					------------            ------------
                                   					     239,438                 120,706
Less current maturities                        8,524                   2,268
                                   					------------            ------------
Total long-term debt                    $    230,914            $    118,438
                                   					============            ============

On October 6, 1993, the company signed a two-year $225 million revolving credit agreement with 12 banks with interest at or below prime. The facility replaced the company's previous short-term credit lines used to support working capital and future growth. The agreement provides for a two-year maturity with three annual options to renew.

On June 26, 1992, the company issued 8.875% unsecured, senior notes totaling $95,000,000. Payments consist of interest only for the first two years and installment payments of principal and interest for the remaining five years. The proceeds of this financing retired an interim loan of $45,000,000 used to acquire Logo 7, prepaid $25,000,000 of the $50,000,000 term loan obtained in 1989 and refinanced other indebtedness.

Interest is due quarterly and principal is due in 11 remaining quarterly installments of $2,083,000 on the remaining $22,917,000 of the term loan.
As a condition to the $25,000,000 prepayment in 1992, the company indemnified the term-loan lender for the costs and liabilities associated with an interest rate credit exchange agreement that allowed the lender to provide fixed-rate financing to the company at the inception of the term loan in 1989.

The term loan agreement, senior notes and revolving credit agreement contain provisions regarding maintenance of working capital and restrictions on payment of cash dividends. At January 1, 1994, the company was in compliance or had obtained waivers for any violations of covenants. Consolidated retained earnings, which were free of dividend restrictions, amounted to $2,744,000 at January 1, 1994.

Interest paid by the company (net of capitalized amounts) in 1993, 1992 and 1991 was $16,830,000, $13,180,000 and $10,706,000, respectively.

The approximate aggregate maturities of long-term debt for each of the next five fiscal years are as follows:

(In thousands of dollars)                       Total
                                       									--------
1994                                            $  8,524
1995                                             148,541*
1996                                              25,373
1997                                              19,000
1998                                              19,000

*Includes maturity of $121,000,000 outstanding under revolving credit agreement which the company expects to renew.

Note 7--Dividends

At December 30, 1989, dividends payable represented amounts paid January 2, 1990 and April 2, 1990. The latter dividend was declared in December 1989 and was charged against stockholders' equity in that period. This dividend was for the first quarter 1990 and therefore not included in 1989 dividends per share information presented in this report. At January 1, 1994, dividends payable represents amounts paid on January 3, 1994.

Note 8--Stock Options In 1988, the company's stockholders ratified the 1987 Stock Option Plan under which 700,000 shares of common stock were reserved for stock option grants to certain officers and employees. The plan provided that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the New York Stock Exchange composite tape on such day. Some options remain unexercised from the 1987 Stock Option Plan, which expired November 19, 1992.

On March 21, 1991, the company's stockholders ratified the 1990 Stock Option Plan under which 700,000 shares of common stock were reserved for stock option grants to certain officers and employees. Options granted under the 1990 Plan may be incentive stock options ("ISOs") or nonqualified stock options. The option price will be fixed by the Executive Compensation Committee of the Board at the time the option is granted, but in the case of an ISO, the price cannot be less than the share's fair market value on the date of grant. Grants must be made before October 18, 2000 and expire within 10 years of the date of grant. In exercising options, an employee may receive a loan from the company for up to 90% of the exercise price. Outstanding loans are shown as a reduction of stockholders' equity on the balance sheet.On October 28, 1993, the Board of Directors approved an increase of 500,000 shares in the maximum number of shares to be issued pursuant to the exercise of options granted under the Plan, extended the date that grants could be made to October 27, 2003, and provided that no participant may be granted options in any calendar year for more than 50,000 shares of Common Stock. Shareholders will be asked to approve these change at the Annual Meeting.

A summary of the changes in the number of common shares under option for each of the three previous years follows:

Year ended January 1, 1994          Number of Shares   Per Share Option Price
                            				    ----------------   ----------------------
Outstanding at beginning of year    1,015,833          $7.50-$9.63
Granted                               280,000          $6.88-$9.75
Exercised                             175,600          $7.63-$9.63
Expired                               165,000          $7.88
Canceled                               27,000          $7.63-$9.63
                             			    ---------------    ----------------------
Outstanding at end of year            928,233          $6.88-$9.75
                            				    ===============    ======================
Exercisable at end of year            748,233          $6.88-$9.75
                            				    ===============    ======================
Shares reserved for future grant:
Beginning of year                     307,400
                            				    ===============
End of year                            39,900
                            				    ===============

Year ended January 2, 1993          Number of Shares   Per Share Option Price
                             			    ----------------   ----------------------
Outstanding at beginning of year      545,196          $7.50-$11.92
Granted                               536,600          $8.38-$ 9.63
Exercised                              14,734          $7.63-$ 9.63
Expired                                26,463          $11.92
Canceled                               24,766          $7.63-$ 9.63
                            				    ----------------   ----------------------
Outstanding at end of year          1,015,833          $7.50-$ 9.63
                            				    ================   ======================
Exercisable at end of year            945,833          $7.50-$ 9.63
                            				    ================   ======================
Shares reserved for future grant:
Beginning of year                     836,350
                            				    ================
End of year                           307,400
                            				    ================

Year ended December 28, 1991        Number of Shares   Per Share Option Price
                             			    ----------------   ----------------------
Outstanding at beginning of year      861,483          $7.50-$12.67
Granted                                30,000          $8.25-$ 8.38
Exercised                               2,550          $7.63
Expired                               172,446          $12.67
Canceled                              171,291          $7.63-$12.67
                            				    ----------------   ----------------------
Outstanding at end of year            545,196          $7.50-$11.92
                            				    ----------------   ----------------------
Exercisable at end of year            515,196          $7.50-$11.92
                             			    ================   ======================
Shares reserved for future grant:
Beginning of year                      47,500
                            				    ================
End of year                           836,350
                            				    ================

Note 9--Provision for Income Taxes

The components of the provision for federal and state income taxes are summarized as follows:

                            				Jan. 1,         Jan. 2,         Dec. 28,
(In thousands of dollars)       1994            1993            1991
                            				-------         -------         --------
Currently payable:
Federal                         $ 1,192         $ 6,694         $   (459)
State                               116             600               87
                            				-------         -------         --------
                            				  1,308           7,924             (372)
                            				-------         -------         --------
Deferred:
Federal                           1,723            (214)           3,275
State                               157             (20)             540
                            				-------         -------         --------
                            				  1,880            (234)           3,815
                            				-------         -------         --------
Total Provision                 $ 3,188         $ 7,060         $  3,443
                            				=======         =======         ========

Deferred income taxes resulted from the following temporary differences:

                            				Jan. 1,         Jan. 2,         Dec. 28,
(In thousands of dollars)       1994            1993            1991
                            				-------         -------         --------
Depreciation                    $ 2,095         $ 2,864         $  2,346
Inventory                           (24)         (3,110)            (188)
Pension                            (486)            (83)             373
Debt repayment penalty             --              --                415
Abandonment loss                    187            --                845
Goodwill                            283            --               --
Postretirement benefits            (172)           --               --
Other                                (3)             95               24
                           				 -------         -------         --------
Total                           $ 1,880         $  (234)        $  3,815
                            				=======         =======         ========

Significant components of the deferred tax liabilities and assets are as follows:

(In thousands of dollars)       Jan. 1, 1994    Jan. 2, 1993
                            				------------    ------------
Deferred tax liabilities:
Tax over book depreciation      $     15,990    $     13,842
Spare parts inventory                    797             788
Other                                    665             425
                            				------------    ------------
Gross deferred tax liabilities        17,452          15,055
                             			------------    ------------
Deferred tax assets:
Bad debt reserves                       766              765
Inventory reserves                    1,211            1,186
Postretirement benefits                 176             --
Pension obligations                     962              462
Workmen's compensation                  182              181
Abandonment loss                       --                193
Other                                   141              134
Gross deferred tax assets             3,438            2,921
                            			------------     ------------
Net deferred tax liabilities    $    14,014     $     12,134
                           				============     ============

A reconciliation of the statutory federal income tax rates with the company's effective income tax rates for 1993, 1992 and 1991 was as follows:

                            				 Jan. 1,          Jan. 2,         Dec. 28,
                            				 1994             1993            1991
                            				 -------          -------         --------

Statutory federal rate           34%              34%             34%
State rate, net                  2                2               3
Goodwill                         --               --              (3)
Untaxed foreign income           --               (1)             (2)
Other                            (1)              --              --
                            				 -------          -------         --------
Effective income tax rate        35%              35%             32%
                            				 =======          =======         ========

Income tax payments were $4,512,000, $4,404,000 and $2,705,000 for 1993, 1992 and 1991, respectively.

In 1992, the company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This Statement, issued in February 1992, superseded SFAS No. 96, "Accounting for Income Taxes," which the company had adopted in 1991. Both statements require the liability method in accounting for deferred income taxes. The company's adoption of SFAS No. 109 resulted in no material effect on 1992 earnings. The cumulative effect of the change in accounting principle due to the adoption of SFAS No. 96 at the beginning of the 1991 fiscal year was $2,848,000, or 10 cents per share, and is separately shown in the 1991 statement of income.

Note 10--Employee Benefits

All qualified employees of the parent company and its Universal subsidiary are covered by a noncontributory, defined benefit plan. The benefits are based on years of service and the employee's highest 5 consecutive calendar years of compensation paid during the 10 most recent years before retirement. Prior service costs are amortized over 30 years. The status of the defined benefit plan as of January 1, 1994 and January 2, 1993 was as follows:

(In thousands of dollars)                     1993                    1992
                                   					      -------                 -------
Fair value of plan assets, primarily
 listed stock and corporate and
 government debt                              $40,261                 $40,006
                                   					      -------                 -------
Accumulated benefit obligation,
 including vested benefits of $29,294
 and $27,149, respectively                     30,114                  27,977
Additional benefits based on estimated
 future salary levels                           6,851                   9,592
                               									      -------                 -------
Projected benefit obligation                   36,965                  37,569
                               									      -------                 -------
Plan assets in excess of projected
 benefit obligation                             3,296                   2,437
Unrecognized net gain                          (2,910)                 (1,253)
Unrecognized net transitional assets           (2,308)                 (2,777)
Unrecognized prior service cost                   257                     293
                              									       -------                 -------
Accrued pension liability                     $(1,665)                $(1,300)
                               									      =======                 =======

The following rate assumptions were made for the noncontributory, defined benefit and the nonqualified unfunded supplementary retirement plans:

                                   					1993                           1992
                                   					-----                          ----
Discount rate of return on
projected benefit obligation             8.0%                          9.0%
Rate of return on plan assets           10.0%                          9.0%

The long-term rate of salary progression for 1993 reflected no anticipated rate increase for the first two years, followed by 3.5% for two years, 4% for six years and 5% thereafter. The comparable rate in 1992 was 5% for all years. The changes in rates from year to year were made to reflect what management considered to be a better approximation of the rates to be realized.

Pension expense in 1993 and 1992 included the following components:

(In thousands of dollars)                          1993              1992
                                          						   -------           -------
Service cost-benefits earned during the period     $ 1,861           $ 1,697
Interest on projected benefit obligation             2,893             3,176
Actual gain on plan assets                          (2,362)           (2,400)
Net deferral                                        (1,919)           (1,370)
Curtailment loss                                      --                 104
Settlement gain                                       --                (151)
                                      										   -------           -------
Net periodic pension cost                          $   473           $ 1,056
                                     											   =======           =======

The company's policy has been to fund the minimum required contribution after the end of the fiscal year plus interest on the contribution from the end of the plan year until paid. The company's Universal Industries subsidiary historically funded the maximum required contribution during the year.

At the end of 1992, Universal Industries, Inc. pension plan's future service benefits were frozen and the plan assets were absorbed into the company's pension plan, which resulted in a curtailment loss of $104,000.

The company has a nonqualified, unfunded supplementary retirement plan for which it has purchased cost recovery life insurance on the lives of the participants. The company is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover all costs of the plan if assumptions made as to mortality experience, policy earnings and other factors are realized. Expenses related to the plan were $547,000 in 1993, $395,000 in 1992 and $312,000 in 1991. The actuarially determined liability which has been included in other deferrals was $3,190,000 at January 1, 1994, $2,313,000 at January 2, 1993 and $1,962,000
at December 28, 1991.

The following table sets forth the plan's status and amounts recognized in the company's financial statements at January 1, 1994 and January 2, 1993:

(In thousands of dollars)                       1993            1992
                                      										-------         -------
Fair value of plan assets                       $   --          $   --
                                      										-------         -------
Accumulated benefit obligation, including
 vested benefits of $3,043 and $2,284,
 respectively                                     3,190           2,313
Additional benefits based on estimated
 future salary levels                                (5)          1,341
                                     											-------         -------
Projected benefit obligation                      3,185           3,654
                                     											-------         -------
Projected benefit obligation in excess
 of plan assets                                  (3,185)         (3,654)
Unrecognized net loss                               667           1,213
Unrecognized transitional obligation              1,092           1,193
Adjustment required to recognize
 minimum liability                               (1,764)          1,065)
                                     											-------         -------
Unfunded accrued supplementary costs            $(3,190)        $(2,313)
                                     											=======         =======

Net supplementary pension cost for the two years included the following components:

(In thousands of dollars)                       1993            1992
                                     											------          ------
Service cost-benefits earning
 during the period                              $  110          $   95
Interest on projected benefit obligation           276             200
Net amortization                                   161             100
                                     											------          ------
Net periodic supplementary pension cost         $  547          $  395
                                     											======          ======

Substantially all employees meeting certain service requirements are eligible to participate in the company's employee savings (401-K) plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. Although the plan did not provide for any company contributions in 1992, a matching provision became effective April 1993, but was discontinued on January 2, 1994.

A new profit sharing plan was implemented January 1, 1991 which provides for a quarterly payment to employees if a profit is reported in the most recently completed quarter and is sufficient to recover any previously reported quarterly losses. This replaced the employee bonus plan that was in effect in the previous years. The employee profit sharing/bonus expense was $727,000 in 1993, $4,614,000 in 1992 and $2,446,000 in 1991.

The company also provides certain postretirement medical and life insurance benefits to substantially all employees who retire with a minimum of 15 years of service for the period of time until the employee and any dependents reach age 65. The medical plan requires monthly contributions by retired participants which are dependent on the participant's length of service, age at the date of retirement and Medicare eligibility. The life insurance plan is noncontributory. Prior to 1993, the company expensed the costs relating to these unfunded plans as incurred. Such costs amounted to approximately $375,000 in 1992 and 1991.

In 1993, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard required companies to recognize the estimated costs of provided postretirement benefits on an accrual basis. The company elected the delayed recognition method of adoption which allows amortization of the initial transitional obligation over a 20-year period. At January 3, 1993, the actuarially determined accumulated postretirement benefit was $5,101,000.

The amounts recognized on the company's balance sheet at January 1, 1994 were as follows:

(In thousands of dollars)                       1993
                                     											-------
Accumulated postretirement
 benefit obligation                             $ 5,323
Unrecognized transitional
 obligation                                      (4,846)
                                     											-------
Accrued liability                               $   477
                                     											=======

Net periodic postretirement benefit cost for 1993 included the following components:

(In thousands of dollars)                       1993
                                          						------
Service cost-benefits earned during
 the period                                     $  171
Interest on accumulated postretirement
 benefit obligation                                402
Amortization of accumulated
 postretirement benefit obligation                 256
                                     											------
Total                                           $  829
                                      										======

The discount rate used in determining the accumulated postretirement benefit obligation was 8%. The assumed medical cost trend rate was 12% in 1993, declining by 1% per year until an ultimate rate of 5% is achieved. The medical cost trend rate assumption has a significant effect on the amount of the obligation and net periodic cost reported. A one percentage point increase in the medical cost trend rate would have increased the accumulated postretirement benefit obligation by $337,000 and the aggregate service and interest cost components of the net periodic postretirement benefit cost for 1993 by $52,000.

In November 1992, the Financial Accounting Standards Board released Statement No. 112 "Employers' Accounting for Postemployment Benefits." As the company does not have significant postemployment benefits, the adoption of this statement in 1994 is not expected to have a material impact on the company's results of operations or financial position.

Note 11--Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the years ended January 1, 1994 and January 2, 1993.*

(In thousands of dollars
 except per share data)                         1993            1992
                                     											--------        --------
Net Sales and Other Income
 1st quarter                                    $ 91,022        $ 70,762
 2nd quarter                                     100,238          88,603
 3rd quarter                                     187,109         181,129
 4th quarter                                     155,242         163,452
                                     											--------        --------
Total                                           $533,611        $503,946
                                      										========        ========
Gross Profit
 1st quarter                                    $ 21,957        $ 14,823
 2nd quarter                                      23,386          17,805
 3rd quarter                                      38,742          37,813
 4th quarter                                      31,985          45,820
                                     											--------        --------
Total                                           $116,070        $116,261
                                     											========        ========

                                     											1993            1992
                                     											--------        --------
Income Before Income Taxes
 1st quarter                                    $ (2,295)         (4,849)
 2nd quarter                                         681          (2,816)
 3rd quarter                                       7,437           7,729
 4th quarter                                       3,268          20,187
                                     											--------        --------
Total                                           $  9,091        $ 20,251
                                     											========        ========
Provision for Income Taxes
 1st quarter                                    $   (852)       $ (1,791)
 2nd quarter                                         246          (1,402)
 3rd quarter                                       2,767           3,086
 4th quarter                                       1,027           7,167
                                     											--------        --------
Total                                           $  3,188        $  7,060
                                     											========        ========

Net Income
 1st quarter                                    $ (1,443)       $ (3,058)
 2nd quarter                                         435          (1,414)
 3rd quarter                                       4,670           4,643
 4th quarter                                       2,241          13,020
                                     											--------        --------
Total                                           $  5,903        $ 13,191
                                     											========        ========

Net Income per Common Share
 1st quarter                                    $   (.06)       $   (.11)
 2nd quarter                                         .01            (.06)
 3rd quarter                                         .15             .15
 4th quarter                                         .06             .44
                                     											--------        --------
Total                                           $    .16        $    .42
                                     											========        ========

*The first two quarters of 1992 have been restated to reflect the acquisition of Universal Industries, Inc. treated as a pooling of interests. In addition, all quarters have been restated to reflect a change in accounting method from LIFO to FIFO.

Note 12--Lease Commitments
At January 1, 1994, the company was obligated under a number of noncancelable, renewable operating leases as follows:


                         							Data           Manufacturing
                         							Processing     Facilities and
(In thousands of dollars)       Equipment      Other              Total
                           					----------     --------------     -------
1994                            $    3,064     $        5,316     $ 8,380
1995                                 2,568              4,582       7,150
1996                                 1,905              3,578       5,483
1997                                 1,450              2,701       4,151
1998                                 1,051              2,124       3,175
1999 and after                        --               14,771      14,771
                            				----------      -------------     -------
                         							$   10,038      $      33,072     $43,110
                         							==========      =============     =======

Rental expense charged to income was $15,092,000 in 1993, $13,696,000 in 1992 and $12,309,000 in 1991.

Note 13--Employment Agreements
The company has entered into employment continuity agreements with certain of its executives which provide for the payments to these executives of amounts up to three times their annual compensation plus continuation of certain benefits if there is a change in control of the company (as defined) and a termination of their employment. The maximum contingent liability at January 1, 1994 under these agreements was approximately $4,560,000.

Employment agreements with certain executives were executed as a result of the Logo 7 acquisition. Under predefined events of termination, the company could incur a maximum liability of $9,786,000 as of January 1, 1994.

Note 14--Concentration of Credit Risk
The company's concentration of credit risk is limited due to the large number of primarily domestic customers who are geographically dispersed. The company has no customer that constituted 10% of net sales in 1993. As disclosed on the balance sheet, the company maintains an allowance for doubtful accounts to cover estimated credit losses.

Note 15--Shareholder Rights Plan
In March 1990, the Board of Directors of the company adopted a Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record April 2, 1990. Each right entitles the registered holder to purchase from the company, until the earlier of March 22, 2000 or the redemption of the rights, one one-thousandth of a share of newly authorized Junior Participating Cumulative Preferred Stock, Series A, without par value, at an exercise price of $40. The rights are not exercisable or transferable apart from the common stock until the earlier of
(i) 10 days following the public announcement that a person or a group of affiliated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the company's outstanding common stock or (ii)
10 business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10% or more of the company's outstanding common stock. The company may redeem the rights at a price of $.01 per right at any time prior to the acquisition of 10% or more of the company's outstanding common stock or certain other triggering events.

Note 16--Stock Purchase Plan
In February 1994, the company initiated the Salaried Employees' Stock Purchase Plan. Under the plan, employees may elect to purchase shares of the company's common stock in amounts ranging from 20-30% of their annual salary. Employees will pay for the stock through payroll deductions over a 60-month period. The shares will be held by the company and interest of 6% per annum will be charged until the end of the 60-month period. The price of the shares will be fixed as of the last day of trading in February 1994. The company has reserved 925,000 shares of common stock for issuance pursuant to the plan.

Report of Independent Accountants

To the Stockholders and Board of Directors of Tultex Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Tultex Corporation and its subsidiaries (the company) at January 1, 1994 and January 2, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Universal Industries, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $34,984,000 for the year ended December 31, 1991. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Universal Industries, Inc., is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 9 of Notes to Financial Statements, the company changed its method of accounting for income taxes in 1992 and 1991. In addition, as discussed in Notes 3 and 10 of Notes to the Financial Statements, the company changed its method of valuing inventory and accounting for postretirement medical and life insurance benefits, respectively, in 1993.

Price Waterhouse

Winston-Salem, North Carolina

February 23, 1994

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

With respect to the directors of the company, the information required by
Item 10 of Form 10-K appears on pages 3 through 5 of the company's 1994 Proxy Statement and is incorporated herein by reference.

With respect to the executive officers of the company, the information required by Item 10 of Form 10-K appears in Part I of this report.

Item 11.   Executive Compensation.

The information required by Item 11 of Form 10-K appears on pages 6 (beginning with "Executive Compensation") through 9 of the company's 1994 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K appears on page 1 and 2 of the company's 1994 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears on page 11 of the company's 1994 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (1)   Financial Statements:

	   The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 12.

     (2)   Financial Statement Schedules:             Page in Form 10-K

	   Report of Independent Accountants on
	   Financial Statement Schedules:

	   Price Waterhouse                           F-1(a)

	   Coopers & Lybrand                          F-1(b and c)

	   Consolidated Financial Statement
	   Schedules for each of the three years
	   in the period ended January 1, 1994:

	   V - Property, Plant and Equipment          F-2

	   VI - Accumulated Depreciation of
       		Property, Plant and Equipment         F-3

	   VIII - Valuation and Qualifying Accounts
       		  and Reserves                        F-4

	   IX - Short-Term Borrowings                 F-5

	   X - Supplementary Income Statement
	       Information                            F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

	  3.1 Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

	  3.2 Articles of Amendment to the Restated Articles of Incorporation (filed as Exhibit 3 to the Company's 8-K dated January 31, 1992 and incorporated herein by reference)

	  3.3 By-Laws (filed as Exhibit 3.3 to the Company's Form 10-K for the year ended January 2, 1993 and incorporated herein by reference)

	  4.1 Note Agreement dated as of June 1, 1992 (filed as exhibit to the Company's Form 10-Q for the quarter ended June 27, 1992 and incorporated herein by reference)

	  4.2 Rights Agreement originally dated March 22, 1990 between the Company and Sovran Bank, N.A. (subsequently assigned to Wachovia Bank of North Carolina, N.A.), as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K March 22, 1990)

	  10.1 Tultex Corporation 1987 Stock Option Plan (filed as Exhibit B to the company's Definitive Proxy Statement dated and mailed January 15, 1988 and incorporated herein by reference) *

	  10.2 Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed February 14, 1991 and incorporated herein by reference) *

	  10.3 Resolution of the Board of Directors of Tultex Corporation as to the establishment of a bonus fund (filed as an Exhibit to the company's Form 10-K for fiscal year ended November 28, 1986 and incorporated herein by reference) *

	  10.4 Supplemental Retirement Plan (filed as an exhibit to the company's Form 10-K dated March 7, 1990 and incorporated herein by reference) *

	  10.5 Tultex Corporation Employee Savings Plan (filed as an exhibit to the company's Form 10-K for the fiscal year ended November 27, 1987 and incorporated herein by reference) *

	  10.6 Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 and the company's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference) *

	  10.7 Stock Purchase Agreement (filed as an exhibit to the Company's Form S-1 dated September 29, 1992 and incorporated herein by reference)

	  10.8 Asset Purchase Agreement, dated as of November 16, 1991, among the Tultex Corporation, Logo 7, Inc. (Ind.), and Herbert and Melvin Simon, as amended on January 31, 1992 (filed as Exhibit 10(a) to the company's Form 8-K dated January 31, 1992 and incorporated herein by reference)

	  10.9 Standstill Agreement, dated as of January 31, 1992, among Tultex Corporation, Logo 7, Inc. (Ind.), Melvin Simon and Herbert Simon (filed as Exhibit 10(b) to the company's Form 8-K dated January 31, 1992 and incorporated herein by reference)

	  10.10 Term Loan Agreement, dated September 11, 1989 among Tultex Corporation, Tulstar Factors, Inc. and Wachovia Bank and Trust Company (filed as Exhibit 10.9 to the Company's Form S-1 dated September 29, 1992 and incorporated herein by reference)

	  10.11 First Amendment to Term Loan Agreement, dated January 30,
     		  1992, among Tultex Corporation and Wachovia Bank of North Carolina, N.A. (filed as Exhibit 10(f) to the Company's Form
     		  8-K dated January 31, 1992 and incorporated herein by reference)

	  10.12 Second Amendment to Term Loan Agreement, dated April 23, 1992, among Tultex Corporation, Tulstar Factors, Inc. and
      	  Wachovia Bank of North Carolina, N.A. (filed as Exhibit
     		  10.11 to the Company's Form S-1 dated September 29, 1992 and incorporated herein by reference)

	  10.13 Third Amendment to Term Loan Agreement, dated October 2, 1992, among Tultex Corporation, Tulstar Factors, Inc. and Wachovia Bank of North Carolina, N.A.

	  10.14 Fourth Amendment to Term Loan Agreement, dated November 30, 1992, among Tultex Corporation, Tulstar Factors, Inc. and Wachovia Bank of North Carolina, N.A.

	  10.15 Fifth Amendment to Term Loan Agreement, dated as of July 4, 1993, among Tultex Corporation, Tulstar Factors, Inc. and Wachovia Bank of North Carolina, N. A. (files as Exhibit
      		 10.16 to the Company's Form 10-Q for the quarter ended
     		  October 2, 1993 and incorporated herein by reference)

	  10.16 Amendment No. 1 to Note Agreement, dated September 1, 1993, among Tultex Corporation and certain institutional investors (filed as Exhibit 10.17 to the Company's Form 10-Q for the quarter ended October 2, 1993 and incorporated herein by reference)

	  10.17 Credit Agreement, dated as of October 6, 1993, for $225 million credit facility (filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended October 2, 1993 and incorporated herein by reference)

	  10.18 Tultex Corporation Salaried Employees' Common Stock Purchase Plan, dated February 11, 1994 (filed as Exhibit 4.5 to the Company's Form S-8 dated February 11, 1994 and incorporated herein by reference)


	  11    The computation of earnings per share can be clearly determined
      		 from the financial statements of the Company contained in the Annual
      		 Report to Stockholders

   18    Preferability letter of Price Waterhouse

	  21    Subsidiaries of the company (filed herewith)

	  23.1  Consent of Price Waterhouse (filed herewith)

	  23.2  Consent of Coopers & Lybrand (filed herewith)


	  *  Management contract or compensatory plan arrangement

	  (b) Reports of Form 8-K

	      No reports on Form 8-K were filed for the quarter ended
	      January 1, 1994.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHECULES


To the Board of Directors of
 Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated February 23, 1994 appearing on Page 28 of the 1993 Annual Report to Stockholders of Tultex Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedules listed in the accompanying index of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated finanical statements.

/s/ Price Waterhouse
- - --------------------
    PRICE WATERHOUSE

Winston-Salem, North Carolina
February 23, 1994





























F-1(a)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Universal Industries, Inc.:

We have audited the consolidated balance sheets of Universal Industries, Inc. as of December 31, 1991 and the related consolidated statements of income and retained earnings and cash flows and for the two year period ended December 31, 1991 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the finanical statements referred to above present fairly, in all material respects, the finanical position of Universal Industries Inc. as of December 31, 1991, and the results of its operations and its cash flows for each of the two year period ended December 31, 1991 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand
- - ---------------------
    COOPERS & LYBRAND

Boston, Massachusetts
March 19, 1992

















F-1(b)

                            REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Universal Industries Inc.:

In connection with our audits of the consolidated financial statements of Universal Industries, Inc. as of December 31, 1991 and for the two year period ended December 31, 1991, (not presented separately herein), we have also audited the following financial statement schedules:

       Schedule V    - Property, Plant and Equipment
       Schedule VI   - Accumulated Depreciation of Property, Plant and
                       Equipment
       Schedule VIII - Valuation and Qualifying Accounts
       Schedule IX   - Short-term Borrowings
       Schedule X    - Supplementary Income Statement Information

In our opinion, these financial statement schedules, when considered in relation to the basic finanical statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand
- - ---------------------
    COOPERS & LYBRAND

Boston, Massachusetts
March 19, 1992


















F-1(c)

TULTEX CORPORATION                                              SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT                                   CONSOLIDATED

(In thousands of dollars)
                                      										  Sales
                   					 Balance at               and              Balance
                   					 beginning    Additions   retire-          at end
                   					 of period    at cost     ments    Other   of period
                   					 ---------    ---------   -------  -----   ---------
For the fifty-two weeks
 ended December 28, 1991

Land & improvements      $  3,266     $   706    $   117   $    0  $  3,855
Buildings & improvements   32,749      26,763      3,727        0    55,785
Machinery & equipment     112,510      60,562     14,854       (2)  158,216
Furniture & fixtures        8,654         653        292        2     9,017
Transportation equipment      170           7         48        0       129
Construction in progress   80,845     (74,331)(a)      0        0     6,514
                     			 --------     -------    -------   ------  --------
                    				 $238,194     $14,360    $19,038   $    0  $233,516

                                     											  Sales
                   					 Balance at               and              Balance
                   					 beginning    Additions   retire-          at end
                   					 of period    at cost     ments    Other   of period
                    				 ---------    ---------   -------  -----   ---------
For the fifty-three weeks
 ended January 2, 1993

Land & improvements      $  3,855     $     5     $    52  $    0  $  3,808
Buildings & improvements   55,785       4,019           0   5,450    65,254
Machinery & equipment     158,216      25,781(b)    3,000  (5,450)  175,547
Furniture & fixtures        9,017       2,048          10       0    11,055
Transportation equipment      129          37           0       0       166
Construction in progress    6,514       1,885           0       0     8,399
                     			 --------     -------    -------   ------  --------
                   					 $233,516     $33,775    $ 3,062   $    0  $264,229

For the fifty-two weeks
 ended January 1, 1994

Land & improvements      $  3,808     $    13    $     0   $    0  $  3,821
Buildings & improvements   65,254       2,950          0        0    68,204
Machinery & equipment     175,547      22,919      2,455        2   196,013
Furniture & fixtures       11,055       1,857         92       (2)   12,818
Transportation equipment      166          47          0        0       213
Construction in progress    8,399      (5,536)         0        0     2,863
                     			 --------     -------    -------   ------  --------
                   					 $264,229     $22,250    $ 2,547   $    0  $283,932












(a) These additions primarily relate to construction of the Customer Service Center.

(b)  Includes fixed assets acquired from Logo 7 of $3,445,000.

TULTEX CORPORATION                                              SCHEDULE VI
ACCUMULATED DEPRECIATION OF PROPERTY,                           CONSOLIDATED
PLANT AND EQUIPMENT

                                     											 Sales
                   					 Balance at              and               Balance
(In thousands            beginning    Additions  retire-           at end
of dollars)              of period    at cost    ments     Other   of period
                         ---------    ---------  -------   -----   ---------
For the fifty-two weeks
 ended December 28, 1991

Land & improvements      $     163      $     52  $     1   $   0   $    214
Buildings & improvements    13,673         1,891    1,563       0     14,001
Machinery & equipment       67,091        14,480   10,217      (2)    71,352
Furniture & fixtures         6,759           922      273       2      7,410
Transportation equipment       136            24       47       0        113
                     			 ---------      --------  -------   -----   --------
                    					$  87,822      $ 17,369  $12,101   $   0   $ 93,090

For the fifty-three weeks
 ended January 2, 1993

Land & improvements      $     214      $     69  $     0   $   0   $    283
Buildings & improvements    14,001         2,651        0     141     16,793
Machinery & equipment       71,352        17,269    2,871    (141)    85,609
Furniture & fixtures         7,410           826        9       0      8,227
Transportation equipment       113            16        0       0        129
                     			 ---------      --------  -------   -----   --------
                    					$  93,090      $ 20,831  $ 2,880   $   0   $111,041

For the fifty-two weeks
 ended January 1, 1994

Land & improvements      $     283      $     69  $     0   $    0  $    352
Buildings & improvements    16,793         2,799        0        0    19,592
Machinery & equipment       85,609        19,398    2,157        2   102,852
Furniture & fixtures         8,227         1,073       91       (2)    9,207
Transportation equipment       129            25        0        0       154
                     			 ---------      --------  -------   ------  --------
                    					$ 111,041      $ 23,364  $ 2,248   $    0  $132,157

TULTEX CORPORATION                                              SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
CONSOLIDATED AND RESERVES

(In thousands of dollars)


                   					  Balance at  Additions
Reserve for doubtful      beginning   charged to                 Balance at
Accounts and returns      of period   operations   Reductions    end of period
                    				  ---------   ----------   ----------    -------------
For the fifty-two weeks
 ended December 28, 1991
                   					  $ 2,432      $ 3,337     $(4,047)(1)   $ 1,722

For the fifty-three weeks
 ended January 2, 1993

                   					  $ 1,722      $ 4,703     $(4,065)(1)   $ 2,360

For the fifty-two weeks
 ended January 1, 1994

                   					  $ 2,360      $ 3,241     $(3,227)(1)   $ 2,374











(1)  Amounts represent write-off of uncollectible receivable balances.

TULTEX CORPORATION                                              SCHEDULE IX
SHORT-TERM BORROWINGS                                           CONSOLIDATED

(In thousands of dollars)


                               									 Maximum     Average     Weighted
Category of             Balance Weighted amount      amount      average
aggregate               at end  average  outstanding outstanding interest rate
short-term              of      interest during the  during the  during the
borrowings              period  rate     period      period (1)  period (2)
                  					------- -------- ----------- ----------- -------------
For the fifty-two weeks
 ended December 28, 1991

Short-term borrowings   $55,762 5.4%     $112,237    $72,667     6.5%

For the fifty-three
 weeks ended
 January 2, 1993

Short-term borrowings   $79,825 4.1%     $113,578    $81,042     4.4%

For the fifty-two weeks
 ended January 1,
 1994 (3)

Short-term borrowings  $     0  0.0%     $186,075    $92,128     3.7%



(1) Average short-term borrowings outstanding during the period are computed by averaging the daily short-term borrowings outstanding for the period.

(2) The weighted average interest rate for the period is computed by annualizing the short-term interest charged during the period and dividing by the weighted average short-term loans outstanding.

(3) On October 6, 1993, the company signed a two-year $225 million revolving credit agreement which replaced its short-term credit lines.

TULTEX CORPORATION                                              SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION
CONSOLIDATED


                   					       52 weeks       53 weeks      52 weeks
                   					       ended          ended         ended
(In thousands                  December 28,   January 2,    January 1,
of dollars)                    1991           1993          1994
                   					       ------------   ----------    ----------
The following amounts were
charged to costs and expenses

Maintenance and repairs        $ 6,947        $ 7,731       $ 7,116

Advertising costs              $ 4,176 (1)    $ 6,840       $ 7,666

Royalty expenses               $ 2,689 (1)    $15,016       $19,795











Other amounts do not exceed one percent of total sales and revenues as reported in the consolidated statements of income.



(1) Did not exceed one percent of total sales and revenues as reported in the consolidated statements of income for these periods.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					Tultex Corporation
					(Registrant)

					/s/ John M. Franck
					-----------------------------------
					By:  John M. Franck, Chairman & CEO
					Date:  April 16, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 16, 1994                          /s/ John M. Franck
                               									--------------------------------------
                               									John M. Franck, Chairman, CEO &
                               									Director (Principal Executive Officer)


April 16, 1994                          /s/ Charles W. Davies, Jr.
                               									----------------------------------
                               									Charles W. Davies, Jr., President,
                               									COO & Director

April 16, 1994                          /s/ Don P. Shook
                               									------------------------------
                               									Don P. Shook, Vice President -
                               									Human & Financial Services
                               									(Principal Financial Officer)

April 16, 1994                          /s/ Suzanne H. Wood
                               									------------------------------
                               									Suzanne H. Wood, Controller
                               									(Principal Accounting Officer)

April 16, 1994                          /s/ William F. Franck
                               									---------------------------
                               									William F. Franck, Director

April 16, 1994                          /s/ H. R. Hunnicutt, Jr.
                               									----------------------------------
                               									Harold R. Hunnicutt, Jr., Director

April 16, 1994                          /s/ Lathan M. Ewers
                               									------------------------------
                               									Lathan M. Ewers, Jr., Director

April 16, 1994                          /s/ Irving M. Groves, Jr.
                               									-------------------------------
                               									Irving M. Groves, Jr., Director

April 16, 1994                          /s/ Bruce M. Jacobson
                                								---------------------------
                               									Bruce M. Jacobson, Director

April 16, 1994                          /s/ J. Burness Frith
                               									--------------------------
                               									J. Burness Frith, Director

April 16, 1994                          /s/ Richard M. Simmons
                               									---------------------------------
                               									Richard M. Simmons, Jr., Director

April 16, 1994                          /s/ John M. Tully
                               									-----------------------
                               									John M. Tully, Director

                             							EXHIBITS

                				  ANNUAL   REPORT   ON    FORM   10-K

          	       PURSUANT   TO   SECTION   13   OR   15(d)    OF

             		   THE   SECURITIES   EXCHANGE   ACT   OF    1934

		              FOR   THE   FISCAL   YEAR   ENDED   JANUARY 1, 1994


                            		TULTEX    CORPORATION

                  				COMMISSION   FILE   NUMBER   1-8016

Exhibit Index



	    18    Preferability letter of Price Waterhouse

	    21    Subsidiaries of the Company

	    23.1  Consent of Price Waterhouse

	    23.2  Consent of Coopers & Lybrand

Exhibit 18

February 23, 1994

To the Board of Directors
 of Tultex Corporation

Dear Directors:

We have audited the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended January 1, 1994 and issued our report theron dated February 23, 1994. Note 3 to the consolidated financial statements describes a change in the Corporation's method of determining the cost of inventories from the last-in, first-out to the first-in, first-out method. It should be understood that the preferability of one acceptable method of inventory accounting over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative accounting principle for inventories in conformity with Accounting Principles Board Opinion No. 20.

Yours very truly,

/s/ Price Waterhouse
- - --------------------
    PRICE WATERHOUSE

Exhibit 21

                     			Subsidiaries of the Registrant

During fiscal 1993, the company had the following subsidiaries, all of which are included in the consolidated financial statements incorporated in this report:

	  AKOM, Ltd., a Cayman Islands, B.W.I. corporation (100% owned)

	  Tulstar Factors, Inc., a New York corporation (100% owned)

	  Dominion Stores, Inc., a Virginia corporation (100% owned)

	  Tultex International, Inc., a Virginia corporation (100% owned)

	  Logo 7, Inc., a Indiana corporation (100% owned)

	  Universal Industries, Inc., a Massachusetts corporation (100% owned)

	  Tultex Canada, Inc., a Canadian corporation (78% owned)

Exhibit 23.1

                        			CONSENT OF INDEPENDENT ACCOUNTANTS
                        			----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-12394, 33-20194, 33-43596 and 33-52247)
of Tultex Corporaton of our report dated February 23, 1994 appearing on page 18 of this 10-K. We also consent to the cncorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of this Form 10-K.

/s/Price Waterhouse
- - -------------------
   PRICE WATERHOUSE

Winston-Salem, North Carolina
April 15, 1994

Exhibit 23.2

                     			CONSENT OF INDEPENDENT ACCOUNTANTS
                     			----------------------------------

We consent to the incorporaton by reference in the registration statement on Form 10-K of Tultex Corporation of our reports, dated March 19, 1992 on our audits of the consolidated financial statements and consolidated financial statements schedules of Universal Industries, Inc.

/s/ Coopers & Lybrand
- - ---------------------
    COOPERS & LYBRAND

Boston, Massachusetts
April 15, 1994