Form 10-Q
period 1994-04-02
TULTEX CORP
filed 1994-05-17
CIK 100166

UNITED STATES
             			      SECURITIES AND EXCHANGE COMMISSION
                   			    Washington, D.C. 20549

						                   	     FORM    10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 2, 1994
                            				 -------------

                           				     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



For the transition period from ____________  to ____________

           			     Commission file number    1-8016
										                                   ------

	                   				     TULTEX    CORPORATION
                   					     ---------------------
        		   (Exact name of registrant as specified in its charter)

Virginia                                54-0367896
- - - - -------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia    24115
- - - - -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code  703-632-2961
                                     											    ------------

- - - - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X        No
                                           													-----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,798,807 shares of Common Stock, $1 par value, as of May 10, 1994
- - - - ----------                         --                  ------------



PART I. FINANCIAL INFORMATION
Item 1.


Tultex Corporation
Consolidated Statement of Income (Unaudited - $000's omitted except in
                            				  shares and per share data)
April 2, 1994 (and April 3, 1993)

                         							       Three Months Ended
                         							       -------------------------------------
                         							       April 2, 1994           April 3, 1993
                          						       -------------           -------------
Net Sales and Other Income             $     86,294            $     91,022

Cost and Expenses:

Cost of Products Sold                        62,019                  63,880

Depreciation                                  6,191                   5,526

Selling, General and Administrative          22,137                  20,242

Interest                                      3,863                   3,669
                          							       ------------           -------------
 Total Cost and Expenses                     94,210                  93,317
							                                -------------           -------------


Income  (Loss) Before Income Taxes           (7,916)                 (2,295)

Provision for Income Taxes (Note 3)          (3,008)                   (852)
                         							       -------------           -------------
Net Income (Loss)                            (4,908)                 (1,443)

Preferred Dividend Requirement                 (284)                   (284)
                         							       -------------           -------------

Balance Applicable to Common Stock     $     (5,192)           $     (1,727)
								                               =============           =============

Weighted Average Number of Common
 Shares Outstanding                      29,322,906              28,878,193
								                               =============           =============


Net Income  (Loss) Per Common Share    $      ( .18)           $      ( .06)
                         							       =============           =============

Dividends Per Common Share             $        .05            $        .05
								                               =============           =============









Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
April 2, 1994 (and January 1, 1994)

Assets                                       April 2, 1994     January 1, 1994
- - - - ------                                       -------------     ---------------
Current Assets:
Cash                                         $      5,403      $        6,754
Accounts Receivable (Net of allowances
 for doubtful accounts and returns of
 $2,349 (April) and $2,374 (January)               86,350             116,383
Inventories (Note 2)                              182,056             157,278
Prepaid Expenses                                   11,776               8,276
                               									     -------------     ---------------
  Total Current Assets                            285,585             288,691

Fixed Assets - Net Book Value                     149,540             151,775
Intangible Assets                                  27,679              27,983
Other Assets                                        6,301               6,516
                               									     -------------     ---------------
Total Assets                                 $    469,105      $      474,965
                               									     =============     ===============


Liabilities and Stockholders' Equity
- - - - ------------------------------------
Current Liabilities:
Notes Payable to Banks                       $      2,000      $          -
Current Maturities of Long-Term Debt                9,335               8,524
Accounts Payable                                   21,360              18,170
Federal and State Income Taxes Payable
(Note 3)                                           (1,705)              2,785
Other Accounts Payable and Accrued Expenses        14,190              15,659
                               									     -------------     ---------------
  Total Current Liabilities                        45,180              45,138


Long-Term Debt, Less Current Maturities           231,993             230,914
Other Liabilities                                  19,336              19,716

Stockholders'  Equity:

Five Percent Cumulative Preferred Stock
(Note 4)                                              198                 198
Series B Preferred Stock (Note 4)                  15,000              15,000
Common Stock (Note 4)                              29,799              29,053
Capital in Excess of Par Value                      5,243               1,889
Retained Earnings                                 126,427             133,107
                               									     -------------     ---------------
                                     											  176,667             179,247
Less Notes Receivable - Stockholders                4,071                  50
                               									     -------------     ---------------
Total Stockholders' Equity                        172,596             179,197
                              	 								     -------------     ---------------

Total Liabilities and Stockholders' Equity   $    469,105      $      474,965
								                                   		=============     ===============



Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Three Months Ended April 2, 1994 (and April 3, 1993)

                               									     Three Months Ended
                               									     ----------------------------------
Operations:                                  April 2, 1994       April 3, 1993
                                								     --------------      --------------
Net Income  (Loss)                           $      (4,908)      $      (1,443)
Items not Requiring (Providing) Cash:
 Depreciation                                        6,191               5,526
 Amortization of  Intangible Assets                    304                 304
 Other Deferrals                                      (380)                 73

Changes in Assets and Liabilities:
 Accounts Receivable                                30,033              37,395
 Inventories                                       (24,778)            (29,916)
 Prepaid Expenses                                   (3,500)               (632)
 Accounts Payable and Accrued Expenses               1,721               3,686
 Income Taxes Payable                               (4,490)             (5,025)
                               									     --------------      --------------
Cash Provided (Used) by Operations                     193               9,968
                               									     --------------      --------------
Investing Activities:
 Additions to Property, Plant and Equipment         (3,954)             (9,056)
 Additions to Other Assets                             215                (302)
                               									     --------------      --------------
Cash Provided (Used) by Investing Activities        (3,739)             (9,358)
                               									     --------------      --------------
Financing Activities
 Issuance of Short-Term Borrowings                   2,000               2,950
 Issuance of Long-Term Debt                          4,019                 -
 Payments on  Long-Term Debt                        (2,129)                (51)
 Cash Dividends Paid                                (1,774)             (1,728)
 Proceeds From Exercise of  Stock Options               20                  58
 Proceeds From Employee Stock Plan                      59                 -
                               									     --------------      --------------
Cash Provided (Used) by Financing Activities         2,195               1,229
                               									     --------------      --------------
Net Increase (Decrease) in Cash                     (1,351)              1,839

Cash at End of Prior Year                            6,754               3,603
	                               								     --------------      --------------
Cash at End of Period                        $       5,403       $       5,442
                               									     ==============      ==============















TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
April 2, 1994

NOTE 1 - In the opinion of the Company, the accompanying consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. This balance sheet, statement of income and statement of cash flows have been prepared from the Company's records and are subject to audit and year-end adjustments.

NOTE 2 - During the fourth quarter of 1993 the company changed its method of valuing the majority of its inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All prior periods have been restated for comparative purposes. A summary by component follows.


(In thousands of dollars)                   April 2, 1994     January 1, 1994
                               									    -------------     ---------------
Raw Materials                               $     29,359      $       29,291
Supplies                                           3,278               3,735
Work-in-process                                   18,494              11,956
Finished Goods                                   130,925             112,296
                              									    -------------     ---------------
Total Inventory                             $    182,056      $      157,278
                               									    =============     ===============


NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1994 and 1993).

Series B preferred stock issued in connection with the acquisition of Logo 7 is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding (1994 and 1993).

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,798,807 (1994) and 29,053,126 (1993).

NOTE 5 - Earnings (loss) per common share are computed using the weighted average number of common shares outstanding in the first three months of 1994 and 1993 of 29,322,906 and 28,878,193, respectively.













Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results
 of Operations
April 2, 1994

Results of Operations
- - - - ---------------------
The company changed its method for determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of 1993. This change has been applied by retroactively restating all prior periods presented.


Income and Expenses as a Percentage of Sales


                               									    Three Months Ended
                               									    --------------------------
                               									    04/02/94         04/03/93
                               									    --------         --------
Net Sales and Other Income                  100.0%           100.0%
Cost of Products Sold                        71.9             70.2
Depreciation                                  7.2              6.1
Selling, General and Administrative          25.7             22.2
Interest                                      4.4              4.0
                               									    --------         --------
Total Costs and Expenses                    109.2            102.5
                               									    --------         --------
Income Before Taxes                          (9.2)            (2.5)
Provision for Income Taxes                   (3.5)            ( .9)
                               									    --------         --------
Net Income                                   (5.7)%           (1.6)%
                               									    ========         ========


Net sales and other income for the three months ended April 2, 1994 decreased $4.7 million, or 5%, compared to first quarter 1993. Both volume and average selling prices of non-decorated apparel decreased 13% due to lower demand and excess inventories throughout the activewear industry. First quarter sales of our decorated licensed apparel were slightly down in 1994 which the company believes is due to the lessened pull-through effect of the Dallas Cowboys' repeat Super Bowl win in January 1994. Headwear sales are up 60% due to growth in Super Bowl products, McDonald's "Nothing But Net" promotion and general increases with the majority of our largest customers such as Target and K-Mart. Cap sales in the first quarter were 23% of the company's total revenue versus 12% for the same period last year and less than 10% for all of 1993. The company's nondecorated apparel order backlog at April 2, 1994 was $143 million versus $196 million at April 3, 1993. At the same times decorated apparel backlogs were $27 million and $18 million, respectively.

The company's results for the first quarter and lower nondecorated apparel order backlog reflect softness throughout the activewear industry. This downturn started late in the third quarter of 1993 and resulted in high year-end inventories for most manufacturers. Consequently, the company's operating schedules have been less than full during the first quarter of 1994 in an effort to bring supply in line with demand and generate higher returns on our inventory investment. Presently, our apparel plants are running about 85% of normal capacity for this time of year based on known demand. In the past, the company would now be on full operating schedules based on both known and anticipated customer orders, but management is committed to a more aggressive program of inventory control and cost reduction in 1994. Due to the high proportion of fixed manufacturing cost, knitted apparel margins will suffer until full schedules are resumed.

Cost of products sold as a percentage of sales increased from 70% for the first quarter of 1993 to 72% for the comparable period of 1994. This increase is primarily due to a higher proportion of jersey sales, which traditionally yield lower margins than fleece. Also, a significant portion of 1994 business was booked at lower prices to meet increased competition due to industry wide
excess capacity and high inventories at the end of 1993.   Further margin
pressure will likely result in the second half of 1994 from higher material costs due to poor cotton crop yields and polyester price increases.

Depreciation as a percentage of net sales increased to 7% for the first three months of 1994 from 6% for the same period of 1993 due to the combination of lower sales and additional capital expenditures for yarn and jersey manufacturing equipment. Depreciation expense increased $665 thousand or 12% for the quarter ended April 2, 1994, compared to the same period of the previous year.

As a percent of sales, selling, general and administrative expenses were 26% and 22% for the first quarter of 1994 and 1993, respectively. The increase is mainly due to higher promotion and advertising expenses for our premium lines sold under the Logo Athleticr and Discus Athleticr brands and lower sales for the first quarter of 1994 compared to the first quarter of 1993. Royalty and sales commission expenses are higher in 1994 due to increased sales of licensed headwear, and employee wages and salaries are up due to increased staffing in our licensed apparel subsidiary, Logo 7, Inc.

Interest expense was approximately 4% of sales for both quarters under comparison. In the first quarter of 1994 interest expense increased $194 thousand or 5% over the first quarter of 1993 due to higher average borrowings and higher short-term rates. The company has experienced increased working capital needs primarily due to higher inventory levels.

The effective rate for combined federal and state income tax was 38% for the first three months of 1994 and 37% for 1993. The increase this year is due to a change in the federal rate based on our expected pretax earnings for the 1994 fiscal year.

The company expects higher sales volume of undecorated jersey products continuing during 1994. When combined with fall fleece programs this broader product offering gives the company a year round presence with many of our retail customers. More growth is expected for the company's upscale Discus (registered trademark) and Logo Athletic (registered trademark) brands as a result of aggressive marketing in the department store and specialty shop channels. Revenues and profits from our basic nondecorated fleece products will likely be down from the prior year for all of 1994 due to competitive price point pressures and higher fiber costs, while overall unit volume is expected to be comparable. Efforts to reduce seasonality are encouraging due to continued growth of jersey products, headwear and windsuits. Despite this improvement, 1994 is expected to follow the same general pattern of quarterly sales and earnings as evidenced in past years due to the seasonal nature of fleece products and its still dominant role in our company.





Although similar quarterly patterns are expected in 1994 as in prior years, we expect to benefit from our Strategic Process Management and Quality Improvement programs, which were initiated last year and continue to reveal cost reduction opportunities and provide a focus on value-added customer service. Our ability to better control inventories and sustain full operating schedules during the seasonally strong second half will determine if management's expectations are realized this year.

Financial Condition, Liquidity and Capital Resources
- - - - ----------------------------------------------------
Net working capital at April 2, 1994, decreased $3 million from year-end 1993 as higher inventories and prepaid expenses were more than offset by lower receivables.

Accounts receivable decreased $30 million from January 1, 1994 to April 2, 1994
due to the seasonality of fleecewear shipments.   Receivables normally peak in
September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support the second-half shipment volume and accordingly are up $25 million since year-end 1993. The current ratio at the end of the first quarter of 6.3
remains substantially unchanged from year-end 1993.   However, it is higher
than the comparable ratio from a year earlier of 2.0 due to the refinancing of short-term debt. The refinanced borrowings, as described further below, are classified as long-term debt on the balance sheet.

On October 7, 1993, the company began operating with a two-year $225 million revolving credit facility. This facility replaced the company's short-term credit lines. Average borrowings under this facility during the first quarter were $129 million at an average annual rate of 4.1%. The highest single day balance reached during the quarter was $140 million. Outstanding letters of credit under this facility at April 2, 1994 were $25 million. Long-term debt at this quarter end consist primarily of unsecured senior notes totaling $95 million, $123 million outstanding under the new revolver and $21 million due under a term loan. The company has renegotiated certain loan covenants of its long-term loan agreements to permit greater operating flexibility in 1994. At quarter end, the company was in compliance with all debt covenants.

Stockholders' equity decreased $7 million during the first three months of 1994 primarily due to a net loss for the quarter of $5 and cash dividends of $2 million. A new employee stock purchase plan contributed $4 million of additional equity but was entirely offset by stockholder loans to employees to finance their purchases of the newly issued common shares. On April 21, 1994, the Board of Directors voted to suspend further dividend payments until such time as cash flow and profitability are sufficient to support them.

For the first three months of 1994 net cash provided by operations was $193 thousand. Cash generated from the collection of receivables and depreciation expense was offset by increased inventories, higher prepaid expenses, lower federal and state income taxes payable and the net loss for the period. Cash used by investing activities of $4 million was primarily used to finance purchases of machinery and equipment. Cash provided by financing activities of $2 million was derived principally from additional borrowings of $6 million offset by cash dividends and debt repayments totaling approximately $4 million. Capital expenditures for the balance of 1994 are budgeted at $10 million and scheduled debt repayments are $7 million for the next three quarters. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1994. Starting in June of 1995 and continuing for four years thereafter until fully repaid, annual principal payments of $19 million are due on the $95 million notes. The $21 million term loan is being repaid at approximately $2 million per quarter through September 1996. The $225 million revolver has an initial two-year term which expires in November 1995 and is renewable annually for three additional one-year terms.





















































TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April, 1994 a suit alleging trademark infringement was filed in U.S. District Court in Los Angeles against the company's subsidiary Logo 7, Inc. by L.A. Gear,Inc.

The suit alleges that the logo for the Logo Athletic line of apparel infringes on a L.A. Gear logo. The suit seeks injunctive relief and unspecified damages. Management believes the suit is without merit and plans to contest it vigorously. Although the suit is in the early stages and the outcome is impossible to determine, management does not believe it will have a material impact on the consolidated finanical position, results of operations or liquidity of the company.

The nature of the company's business ordinarily results in litigation which is considered immaterial and incidental.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.19  Intercreditor Agreement dated as of March 1, 1994 among Tultex
     	      Corporation, Dominion Stores, Inc., Logo 7, Inc., Universal
	           Industries, Inc., the Noteholders, Wachovia Bank of North
     	      Carolina, N.A., NationsBank of North Carolina, N.A. and the other
	           banks named in the Credit Agreement dated as of September 30, 1993

     10.20 Second Amendment to Note Agreements, dated as of March 1, 1994, among Tultex Corporation and certain institutional investors

     10.21 Amended and Restated Term Loan Agreement between Tultex Corporation and Wachovia Bank of North Carolina, N.A. dated as of March 1, 1994

     10.22  First Amendment and Waiver to the Credit Agreement dated as of
     	      March 1, 1994 to the Credit Agreement dated as of October 6, 1993
		          among Tultex, those subsidiaries and credit parties thereto and
       		   NationsBank of North Carolina, N.A.

(b)  Reports on Form 8-K

     None


Items 2, 3, 4 and 5 are inapplicable and are omitted.
















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




									     TULTEX CORPORATION
									     ------------------
									     (Registrant)







Date May 16, 1994                            /s/ C. W. Davies, Jr.
     ------------                            --------------------------------
                               									     C. W. Davies, Jr., President and
                               									     Chief Operating Officer



Date May 16, 1994                            /s/ D. P. Shook
     ------------                            --------------------------------
                                								     Vice President -
                               									     Human and Financial Services






















                               EXHIBIT 10.19












                    			   Intercreditor Agreement





                    			  Dated as of March 1, 1994





















Intercreditor Agreement

Intercreditor Agreement dated as of March 1, 1994 between NationsBank of North Carolina, N.A., individually and as Co-Agent and Administrative Agent (the "Agent Bank"), Philadelphia National Bank, individually and as Co-Agent, First Union National Bank of North Carolina, individually and as Co-Agent, Fleet
Bank of Massachusetts, N.A., Signet Bank/Virginia, NBD Bank, N.A. (as successor by merger to INB National Bank), Crestar Bank, First National Bank of Maryland, National City Bank, Kentucky, Bank of Tokyo Trust, The Sanwa Bank Ltd. and Bank Hapoalim B.M. (each Bank is referred to herein as a "Lender" and the Agent Bank and the Banks are collectively referred to herein as the "Lenders"), Wachovia Bank of North Carolina, N.A. (formerly known as Wachovia Bank and Trust Company, N.A.) ("Wachovia") and Principal Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Aid Association for Lutherans, Connecticut Mutual Life Insurance Company, Great Northern Insured Annuity Corporation, Saxon & Co., The Manhattan Life Insurance Company, Central Life Assurance Company, National Life Insurance Company, The Ohio Life Insurance Company and West American Insurance Company (each institution is referred to herein as a "Noteholder" and the institutions are collectively referred to herein as the "Noteholders"; the Noteholders, Wachovia and the Lenders are collectively referred to herein as the "Creditors").

			R e c i t a l s:

A. Under and pursuant to those separate and several Note Agreements dated as of June 1, 1992, as amended (the "Note Agreements"), between Tultex Corporation, a Virginia corporation (the "Company"), and each of the Noteholders, the Company has issued and sold to the Noteholders $95,000,000 aggregate principal amount of its 8.875% Senior Notes, due June 1, 1999
(the "Notes"), all of which remain outstanding on the date hereof.

B. Under and pursuant to that certain Agreement for Amended and Restated Term Loan Agreement, dated as of March 1, 1994 (which Agreement amended and restated in its entirety that certain Term Loan Agreement dated September 11, 1989, as amended) (such Agreement for Amended and Restated Term Loan
Agreement being hereinafter referred to as the "Term Loan Agreement"), between the Company and Wachovia, Wachovia made two loans to the Company, one in the principal amount of $20,833,333.33 (the "Term Note") and the second in the principal amount of $2,019,000.00 (the "Swap Note" and collectively referred to herein as the "Promissory Notes").

C. Under and pursuant to that certain Credit Agreement dated as of September 30, 1993 (the "Bank Credit Agreement") between the Company and the Lenders, the Lenders have made available to the Company certain credit facilities in an aggregate principal amount of $225,000,000 (all amounts outstanding in respect of said credit facilities being hereinafter collectively referred to as the "Loans").

D. In connection with the execution of the Bank Credit Agreement and as security for the Loans made thereunder, certain subsidiaries of the Company (the "Subsidiary Guarantors") have guaranteed to the Lenders the payment of the Loans and all other obligations of the Company under the Bank Credit Agreement (the "Lender Guaranty"). The execution and delivery of the Lender Guaranty resulted in an Event of Default (as defined in the Note Agreements) under the provisions of the Note Agreements and an Event of Default (as defined in the Term Loan Agreement) under the Term Loan Agreement.




E. The Subsidiary Guarantors are entering into a Guaranty Agreement (the "Noteholder Guaranty") on the date hereof pursuant to which the Subsidiary Guarantors shall guarantee to the Noteholders the payment of the principal of, premium, if any, and interest on the Notes and the payment and performance of all other obligations of the Company under the Note Agreements and a Guaranty Agreement (the "Wachovia Guaranty") pursuant to which the Subsidiary Guarantors shall guarantee to Wachovia the payment of all obligations of the Company under the Term Loan Agreement. The Lender Guaranty, the Noteholder Guaranty and the Wachovia Guaranty are each hereinafter referred to as a "Subsidiary Guaranty."

F. All principal of, and interest on, the Notes, the Promissory Notes and the Loans are hereinafter collectively referred to as the "Subject Obligations."

G. As consideration for the forebearance of the Noteholders and Wachovia from the exercise of remedies (including the acceleration of the Notes and the Promissory Notes, respectively) as a result of the above-referenced Events of Default, the Lenders have agreed to enter into this Agreement.

Section 1.   Sharing Of Recoveries.

Each Creditor hereby agrees with each other Creditor that payments (including payments made through set off of deposit balances or otherwise) made pursuant to the terms of a Subsidiary Guaranty (a "Guaranty Payment") following (x) a filing by or against any Subsidiary Guarantor for relief of debtors under any bankruptcy or similar law or (y) the acceleration of the principal of any of the Subject Obligations and any Guaranty Payment made in violation of the terms of the Note Agreements, the Term Loan Agreement or the Bank Credit Agreement which gives rise to an acceleration shall be shared so that each Creditor shall receive its Pro Rata Share of Guaranty Payments. Accordingly, each Creditor hereby agrees that in the event (i) the principal of all or any one of the Subject Obligations shall have been accelerated, (ii) any Creditor (including the Agent Bank on behalf of any Lender) shall receive a Guaranty Payment (a "Receiving Creditor"), and (iii) any other Creditor shall not concurrently receive its Pro Rata Share of Guaranty Payments from the same Subsidiary Guarantor, then the Receiving Creditor shall promptly remit the Excess
Guaranty Payment to each other Creditor (or the Agent Bank on behalf of any Lender), who shall then be entitled thereto so that after giving effect to such payment (and any other payments then being made by any other Receiving Creditor pursuant to this Section 1) each Creditor shall have received its Pro Rata Share of Guaranty Payments.

















- - - - -2-

Any such payments shall be deemed to be and shall be made in consideration of the purchase for cash at face value, but without recourse, ratably from the other Creditors such amount of Notes, Loans, or Promissory Notes (or interest therein), as the case may be, to the extent necessary to cause such Creditor to share such Excess Guaranty Payment with the other Creditors as hereinabove provided; provided, however, that if any such purchase or payment is made by any Receiving Creditor and if such Excess Guaranty Payment or part thereof is thereafter recovered from such Receiving Creditor by any Subsidiary Guarantor (including, without limitation, any trustee in bankruptcy of any Subsidiary Guarantor or any creditor thereof), the related purchase from the other Creditors shall be rescinded ratably and the purchase price restored as to the portion of such Excess Guaranty Payment so recovered, but without interest; and provided further nothing herein contained shall obligate any Creditor to resort to any setoff, application of deposit balance or other means of payment under any Subsidiary Guaranty or avail itself of any recourse by resort to any property of the Company or any Subsidiary Guarantor, the taking of any such action to remain within the absolute discretion of such Creditor without obligation of any kind to the other Creditors to take any such action.

"Excess Guaranty Payment" shall mean as to any Creditor an amount equal to the Guaranty Payment received by such Creditor less the Pro Rata Share of Guaranty Payments to which such Creditor is then entitled.

"Pro Rata Share of Guaranty Payments" shall mean as of the date of any Guaranty Payment to a Creditor under a Subsidiary Guaranty an amount equal to the product obtained by multiplying (x) the amount of all Guaranty Payments made by the Subsidiary Guarantor to all Creditors concurrently with the payments to such Creditor less all costs incurred by such Creditors in connection with the collection of such Guaranty Payments by (y) a fraction, the numerator of which shall be the Specified Amount owing to such Creditor (or the Agent Bank on behalf of such Creditor), and the denominator of which is the aggregate amount of all outstanding Subject Obligations (without giving effect in the denominator to the application of any Guaranty Payments).

Section-2.   Agreements Among The Creditors.

Section-2.1. Independent Actions by Creditors. Nothing contained in this Agreement shall prohibit any Creditor (of the Agent Bank on behalf of the Lenders) from accelerating the maturity of, or demanding payment from any Subsidiary Guarantor on, any Subject Obligation of the Company to such Creditor or from instituting legal action against the Company or any Subsidiary Guarantor to obtain a judgment or other legal process in respect of such Subject Obligation, but any funds received in connection with any recovery therefrom shall be subject to the terms of this Agreement.

Section-2.2. Relation of Creditors. This Agreement is entered into solely for the purposes set forth herein, and no Creditor assumes any responsibility to any other party hereto to advise such other party of information known to such other party regarding the financial condition of the Company or any Subsidiary Guarantor or of any other circumstances bearing upon the risk of nonpayment of any Subject Obligation. Each

- - - - -3-

Creditor specifically acknowledges and agrees that nothing contained in this Agreement is or is intended to be for the benefit of the Company or any Subsidiary Guarantor and nothing contained herein shall limit or in any way modify any of the obligations of the Company or any Subsidiary Guarantor to the Creditors.

Section-2.3. Acknowledgment of Guaranties. The Lenders and Wachovia hereby expressly acknowledge the existence of the Noteholder Guaranty, the Lenders and the Noteholders hereby expressly acknowledge the existence of the Wachovia Guaranty and Wachovia and the Noteholders hereby expressly acknowledge the existence of the Lender Guaranty.

Section-2.4. No Defaults.  After giving effect to the Second Amendment to
Note Agreements dated as of March 1, 1994, the Noteholders are not aware of any Defaults or Events of Default (as such terms are defined in the Note Agreements) under the Note Agreements. After the Term Loan Agreement (as amended and restated) becomes effective on the date hereof, Wachovia is not aware of any Defaults or Events of Default (as such terms are defined in the Term Loan Agreement) thereunder. The Lenders are not aware of any defaults or Events of Default (as such term is defined in the Bank Credit Agreement) under the Bank Credit Agreement, as amended by the First Amendment and Waiver to Credit Agreement.

Section 3.   Miscellaneous.

Section 3.1. Entire Agreement. This Agreement represents the entire Agreement among the Creditors and, except as otherwise provided, this Agreement may not be altered, amended or modified except in a writing executed by all the parties to this Agreement.

Section 3.2. Notices. Notices hereunder shall be given to the Creditors at their addresses as set forth in the Note Agreements, the Term Loan Agreement or the Bank Credit Agreement, as the case may be, or at such other address as may be designated by each in a written notice to the other parties hereto.

Section 3.3. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of each of the Creditors and their respective successors and assigns, whether so expressed or not, and, in particular, shall inure to the benefit of and be enforceable by any future holder or holders of any Subject Obligations, and the term "Creditor" shall include any such subsequent holder of Subject Obligations, wherever the context permits.

Section 3.4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Virginia.

Section 3.5. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one Agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart.








- - - - -4-


Section 3.6. Sale of Interest. No Creditor will sell, transfer or otherwise dispose of any interest in the Subject Obligations unless such purchaser or transferee shall agree, in writing, to be bound by the terms of this Agreement.

Section 3.7. In case any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions of this Agreement shall not in any way be affected or impaired thereby.



















































- - - - -5-









 In Witness Whereof, each of the parties hereto has caused this Agreement to be executed as of the date first above written.

				     NationsBank of North Carolina, N.A.,
				     individually in its capacity as a Bank
				     and in its capacity as Co-Agent and
				     Administrative Agent

				     By  /s/ J. Lance Walton
       					 -------------------
					        Its  Vice-President


				     Philadelphia National Bank,
				     incorporated as CoreStates Bank, N.A.,
				     individually in its capacity as a Bank
				     and in its capacity as a Co-Agent


				     By  /s/ John Richards
       					 ------------------
					        Its Vice-President



				     First Union National Bank of North
				     Carolina, individually in its capacity as a Bank and in its capacity as Co-Agent


				     By /s/ Michael T. Grady
       					--------------------
       					Its Vice-President


				     Fleet Bank of Massachusetts, N.A.

				     By /s/ Maryann S.Smith
       					-------------------
       					Its Vice-President


				     Signet Bank/Virginia

				     By /s/ Kevin W. Walsh
       					------------------
       					Its Vice-President



- - - - -6-
				     NBD Bank, N.A. (successor by merger to
				     INB National Bank)

				     By /s/ Mark L. Wasden
       					----------------------------
       					Its Assistant Vice-President


				     Crestar Bank

				     By /s/ T. Patrick Collins
       					----------------------
       					Its Vice-President


				     First National Bank of Maryland

				     By /s/ Roy A. Smith
       					----------------
       					Its


				     National City Bank, Kentucky

				     By /s/ Don R. Pullen, Jr.
       					----------------------
       					Its Vice-President


				     Bank of Tokyo Trust

				     By /s/ George Stweart
       					------------------
       					Its Vice-President


				     The Sanwa Bank Ltd.

				     By /s/ John E. Hansen
       					-----------------------
       					Its  S. V. P. & A. G. M.

















- - - - -7-


				     Bank Hapoalim B.M.

				     By /s/ Andrew J. Niesen
        				--------------------
       					Its Vice-President


				     Wachovia Bank of North Carolina, N.A.

				     By /s/ Charlene A. Johnson
       					-----------------------
       					Its Vice-President


				     Principal Mutual Life Insurance Company

				     By /s/ Jon M. Davidson
       					---------------------------------
			       		Its Assistant Director-Securities
       					    Investment

				     By /s/ Clint Woods
       					---------------
       					Its Counsel


				     Massachusetts Mutual Life Insurance Company

				     By /s/ William E. Lord
       					-------------------------
       					Its Second Vice-President


				     Aid Association for Lutherans

				     By /s/ James Abittz
       					-------------------------------
       					Its Vice-President - Securities

				     By /s/ R. Jerry Scheel
       					--------------------------------------
       					Its Second Vice-President - Securities
















     -8-

				     Connecticut Mutual Life Insurance Company

				     By /s/ Mary Ann McCarthy
       					-----------------------------
       					Its Senior Investment Officer


				     Great Northern Insured Annuity Corporation

				     By /s/ William D. Koski
       					----------------------------
       					Its Assistant Vice-President


				     Saxon & Co.

				     By /s/ Joseph A. Wacker, III
       					-------------------------
       					Its Assistant Treasurer


				     The Manhattan Life Insurance Company

				     By /s/ J. N. Kotsonis
       					-------------------------------
       					Its Senior Vice-President & CFO


				     Central Life Assurance Company

				     By /s/ Robert B. Lindstrom
       					---------------------------------------
       					Its Vice-President - Private Placements


				     National Life Insurance Company

				     By /s/ R. Scott Higgins
       					--------------------
       					Its Vice President
				     National Life Investment Management
				     Company, Inc.
















- - - - -9-

				     The Ohio Life Insurance Company

				     By /s/ Richard B. Kelly
       					-----------------------------
       					Its Senior Investment Officer


				     West American Insurance Company

				     By /s/ Richard B. Kelly
       					-----------------------------
       					Its Senior Investment Officer



The undersigned hereby acknowledge and agree to the foregoing Agreement.



				     Tultex Corporation

				     By /s/ D. P. Shook
       					------------------
       					Its Vice-President


				     Dominion Stores, Inc.

				     By /s/ D. P. Shook
       					------------------
       					Its Vice-President


				     Logo 7, Inc.

  		     By /s/ D. P. Shook
		       			------------------
       					Its Vice-President


				     Universal Industries, Inc.

				     By /s/ D. P. Shook
       					------------------
       					Its Vice-President










- - - - -10-












                                EXHIBIT 10.20







			     Tultex Corporation
			    22 East Church Street
			Martinsville, Virginia  24112

		     Second Amendment to Note Agreements

			 Dated as of March 1, 1994



       Re:             Note Agreements Dated as of June 1, 1992
                             				      And
                     			   $95,000,000 8.875% Senior Notes
                            				   Due June 1, 1999







To the Noteholders named in
Schedule I hereto which are also
signatories to this Second Amendment
to Note Agreement.

Ladies and Gentlemen:

     Reference is made to the separate Note Agreements each dated as of June 1, 1992 (the "Original Note Agreements"), as amended by the Amendment No. 1 to Note Agreement dated as of September 1, 1993 (the Original Note Agreements as so amended are hereinafter referred to as the"Note Agreements"), between Tultex Corporation, a Virginia corporation (the"Company"), and each of the institutions named in Schedule I hereto, under and pursuant to which $95,000,000 aggregate principal amount of 8.875% Senior Notes due June 1, 1999 of the Company (the "Notes") were originally issued. Terms used but not otherwise defined herein shall have the meanings set forth in the Note Agreements.

     The Company hereby requests that you accept each of the amendments set forth below in the manner herein provided:

			    Article 1.  Waiver

      Section 1.1.    Waiver of Events of Default under Sections 5.7(c) and
5.12. The Noteholders hereby waive the Events of Default which have occurred under Sections 5.7(c) and 5.12 of the Note Agreements as a result of the guarantee by the Restricted Subsidiaries of the payment and performance of the Company's obligations under the Credit Agreement.

     Section-1.2.    Waiver of Compliance with Section 5.8. The Noteholders
hereby waive the Company's compliance with the Fixed Charges Coverage Ratio contained in Section 5.8 of the Note Agreements for the four consecutive fiscal quarters ending on January 1, 1994; provided that such Fixed Charges Coverage Ratio for the four consecutive fiscal quarters ending on January 1, 1994 is not less than 1.32 to 1.00.

Tultex Corporation                          Second Amendment to Note Agreements

     Section 1.3. Waiver of Event of Default under Section 5.10. The Noteholders hereby waive the Event of Default which occurred under Section 5.10 of the Note Agreements as a result of the payment by the Company on April 1, 1994 of a dividend with respect to its common stock and preferred stock.

     Section 1.4. Waiver of Compliance with Section 5.16(b). The Noteholders hereby waive the Company's compliance with Section 5.16(b) of the Note Agreements with respect to delivery of its annual statements for the fiscal year ended January 1, 1994; provided that such annual statements are delivered not later than April 22, 1994.

		    Article-2.--Amendments of Note Agreements

     Section 2.1. Amendment of Section 5.6(b). Section 5.6(b) of the Note Agreements shall be amended in its entirety so that the same shall read as follows:

	      (b)    The Company will not permit Consolidated Tangible Net
    Worth on April 3,   1993 and on the last day of each fiscal quarter
    thereafter to be less than the sum of (i) the Consolidated Tangible Net Worth required to be maintained on the last day of the immediately preceding fiscal year, plus (ii) 33% of Consolidated Net Income for the immediately preceding fiscal year of the Company (or if Consolidated Net Income is a deficit figure for such year, then zero); provided, however, that on the last day of the fiscal quarters ended April 2, 1994 and July 2, 1994, the Company will not permit Consolidated Tangible Net Worth to be less than the sum set forth below opposite such dates:

			 Date                                    Amount

    April 2, 1994                           $133,000,000

    July 2, 1994                            $128,000,000


     Section 2.2. Amendment of Section 5.7. Section 5.7 of the Note Agreements shall be amended in its entirety so that the same shall read as follows:

     Section 5.7. Limitations on Debt. (a) On each Determination Date which shall occur during the periods hereinafter set forth the Company will not permit the Consolidated Funded Debt Ratio to exceed the ratio set forth opposite such period:













- - - - -2-

Tultex Corporation                          Second Amendment to Note Agreements

         	Period                          Ratio

		     Closing Date through
		     January 2, 1993                   .60 to 1


		     January 3, 1993 through
		     January 1, 1994                   .55 to 1

		     January 2, 1994 through
		     April 2, 1994                     .70 to 1


		     April 3, 1994 through
		     July 2, 1994                      .60 to 1

		     July 3, 1994 through
		     October 1, 1994                   .55 to 1

		     October 2, 1994 through
		     December 31, 1994                 .65 to 1

		     January 1, 1995
		     and thereafter                    .50 to 1



	     (b) On each Determination Date which shall occur during the periods hereinafter set forth the Company will not permit the ratio of the aggregate outstanding principal amount of Consolidated Debt to Consolidated Total Capitalization to exceed the ratio set forth opposite such period:


             		     Period                                  Ratio

     Closing Date through September 26, 1992, and
     for the periods beginning July 4, 1993 and
     ending October 31, 1993 and beginning
     April 3, 1994 and ending October 1, 1994               .70 to 1


     September 27, 1992 and thereafter except for
     the periods set forth above                            .65 to 1


	     (c) The Company will not permit any Restricted Subsidiary to be or become liable for any Debt other than (w) Debt owing to the Company or any Wholly-owned Restricted Subsidiary, (x) Debt of any Restricted Subsidiary outstanding on March 1, 1994, (y) the Specified Guaranties and
     (z) any Debt incurred by a corporation which becomes a Restricted Subsidiary after the date hereof but which Debt was incurred prior to and not in anticipation of such corporation becoming a Restricted Subsidiary.

	     (d) Any corporation which becomes a Restricted Subsidiary after the date hereof shall for all purposes of this Section 5.7 be deemed to have created, assumed or
- - - - -3-

Tultex Corporation                          Second Amendment to Note Agreements



     incurred at the time it becomes a Restricted Subsidiary all Debt of such corporation existing immediately after it becomes a Restricted Subsidiary.

     Section 2.3. Amendment of Section 5.8. Section 5.8 of the Note Agreements shall be amended in its entirety so that the same shall read as follows:

     Section 5.8. Fixed Charges Coverage Ratio. The Company will keep and maintain the ratio of Net Income Available for Fixed Charges to Fixed Charges for each period of four consecutive fiscal quarters which shall end within the periods hereinafter set forth at not less than the ratio set opposite each period in the table below:

		   Period                          Ratio

		   Closing Date through
		   June 27, 1992                   1.40 to 1

		   June 28, 1992 through
		   January 1, 1994                 1.32 to 1

		   January 2, 1994 through
		   April 2, 1994                  .95 to 1

		   April 3, 1994 through
		   July 2, 1994                   .85 to 1

		   July 3, 1994 through
		   October 1, 1994                1.20 to 1

		   October 2, 1994 through
		   December 31, 1994              1.65 to 1

		   January 1, 1995
		   and thereafter                 1.75 to 1



     Section 2.4. Amendment of Section 5.9. Section 5.9 of the Note Agreements shall be amended by deleting clause "(m)" thereto and deleting the "and" in the last line of clause "(l)" and inserting a "." in lieu thereof.

     Section 2.5. Amendment of Section 5.10. Section 5.10 of the Note agreements shall be amended in its entirety so that the same shall read as follows:

     Section 5.10. Restricted Payments;. The Company will not except as hereinafter provided:






- - - - -4-

Tultex Corporation                          Second Amendment to Note Agreements

	     (a) Declare or pay any dividends, either in cash or property, on any shares of its capital stock of any class (except dividends or other distributions payable solely in shares of capit

	     (b) Directly or indirectly, or through any Subsidiary, purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock (other than in exchange for other shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock); or

	     (c) Make any other payment or distribution, either directly or indirectly or through any Subsidiary, in respect of its capital stock;

(such declarations or payments of dividends, purchases, redemptions or retirements of capital stock and warrants, rights or options and all such other payments or distributions being herein collectively called "Restricted Payments"), if after giving effect thereto (i) any Event of Default shall have occurred and be continuing, (ii) the Company would not be in compliance with each and every covenant set forth in Section 5 of the Original Note Agreement, or (iii) the Company could not incur at least $1.00 of additional Debt within the limitations of %5.7(b). In addition, the Company will not make any Restricted Payment if after giving effect thereto the aggregate amount of Restricted Payments made during the period from and after December 28, 1991 to and including the date of the making of the Restricted Payment in question would exceed the sum of (i) $10,000,000, (ii) 33-1/3% of Consolidated Net Income for such period, computed on a cumulative basis for such entire period (or if such Consolidated Net Income is a deficit figure, then minus 100% of such deficit), and (iii) the net proceeds to the Company from the issue or sale of capital stock of the Company on or after the Closing Date to the extent such net proceeds are not used to prepay or retire outstanding Consolidated Debt.

     The Company will not declare any dividend which constitutes a Restricted Payment payable more than 80 days after the date of declaration thereof. For the purposes of this Section 5.10, the amount of any Restricted Payment declared, paid or distributed in property shall be deemed to be the greater of the book value or fair market value (as determined in good faith by the Board of Directors of the Company) of such property at the time of the making of the Restricted Payment in question.

     Section 2.6. Amendment of Section 5.11. Section 5.11 of the Note Agreements shall be amended in its entirety so that the same shall read as follows:

     Section 5.11. Mergers, Consolidations and Sales of Assets. (a) The Company will not, and will not permit any Restricted Subsidiary to, (i) consolidate with or be a party to a merger with any other corporation or (ii) make a Significant Disposition or sell, lease or otherwise dispose of all or any substantial part (as defined in paragraph (d) of this Section 5.11) of the assets of the Company and its Restricted Subsidiaries; provided, however, that:





- - - - -5-

Tultex Corporation                          Second Amendment to Note Agreements

	     (1) any Restricted Subsidiary may merge or consolidate with or into the Company or any Wholly-owned Restricted Subsidiary so long as in any merger or consolidation involving the Company, the Company shall be the surviving or continuing corporation;

	     (2) the Company may consolidate or merge with any other corporation if (i) the Company shall be the surviving or continuing corporation,
(ii) at the time of such consolidation or merger and after giving effect thereto no Default or Event of Default shall have occurred and be continuing, and (iii) after giving effect to such consolidation or merger the Company would be permitted to incur at least $1.00 of additional Consolidated Funded Debt under the provisions of Section 5.7(a); and

	     (3) any Restricted Subsidiary may sell, lease or otherwise dispose of all or any substantial part of its assets to the Company or any Wholly-owned Restricted Subsidiary.

     (b) The Company will not permit any Restricted Subsidiary to issue or sell any shares of stock of any class (including as "stock" for the purposes of this %5.11, any warrants, rights or options to purchase or otherwise acquire stock or other Securities exchangeable for or convertible into stock) of such Restricted Subsidiary to any Person other than the Company or a Wholly-owned Restricted Subsidiary, except for the purpose of qualifying directors, or except in satisfaction of the validly pre-existing preemptive rights of minority shareholders in connection with the simultaneous issuance of stock to the Company and/or a Restricted Subsidiary whereby the Company and/or such Restricted Subsidiary maintain their same proportionate interest in such Restricted Subsidiary.

     (c) The Company will not sell, transfer or otherwise dispose of any shares of stock of any Restricted Subsidiary (except to qualify directors) or any Debt of any Restricted Subsidiary, and will not permit any Restricted Subsidiary to sell, transfer or otherwise dispose of (except to the Company or a Wholly-owned Restricted Subsidiary) any shares of stock or any Debt of any other Restricted Subsidiary, unless:

	     (1) simultaneously with such sale, transfer, or disposition, all shares of stock and all Debt of such Restricted Subsidiary at the time
     owned by the Company and by every   other Restricted Subsidiary shall be
     sold, transferred or disposed of as an entirety;

	     (2) the Board of Directors of the Company shall have determined, as evidenced by a resolution thereof, that the proposed sale, transfer or disposition of said shares of stock and Debt is in the best interests of the Company;

	     (3) said shares of stock and Debt are sold, transferred or otherwise disposed of to a Person, for a cash consideration and on terms reasonably deemed by the Board of Directors to be adequate and satisfactory;






- - - - -6-

Tultex Corporation                          Second Amendment to Note Agreements

	     (4) the Restricted Subsidiary being disposed of shall not have any continuing investment in the Company or any other Restricted Subsidiary not being simultaneously disposed of; and

	     (5) such sale or other disposition does not involve a substantial part (as hereinafter defined) of the assets of the Company and its Restricted Subsidiaries.

     (d) As used in this Section 5.11, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Restricted Subsidiaries if the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Company and its Restricted Subsidiaries (other than in the ordinary course of business) (i) during the 12-month period ending with the date of such sale, lease or other disposition, exceeds 5% of Consolidated Assets, determined as of the end of the immediately preceding fiscal year, or
(ii) during the period beginning on the date of this Agreement and ending on the date of such sale, lease or other disposition, exceeds an amount equal to 15% of Consolidated Assets determined as of March 28, 1992.

     (e) The Company will not, and will not permit any Restricted Subsidiary to, sell, lease or otherwise dispose of any assets (other than in the ordinary course of business) if at the time of such sale, lease or other disposition and after giving effect thereto a Default or Event of Default shall have occurred and be continuing. Notwithstanding the foregoing provisions of this Section 5.11, the Company may make a Significant Disposition if (i) such Significant Disposition shall be for an amount not less than the fair market value of such assets as determined in good faith by the board of directors of the Company, (ii) after giving effect to such Significant Disposition, no Default or Event of Default shall exist under this Agreement,
(iii) all of the proceeds of such Significant Disposition are received in cash and are held in a segregated account with a bank or financial institution having capital and surplus in excess of $250,000,000, and (iv) within 30 days of the date of such Significant Disposition an amount equal to the Net
Proceeds are used pro rata (based on the unpaid principal amount thereof then outstanding together with any applicable prepayment premium) to (x) prepay the Notes, together with a premium equal to the Make-Whole Amount, as if such Notes were prepaid in accordance with Section 2.2, and (y) retire Funded Debt of the Company owing to Wachovia Bank of North Carolina, N.A., pursuant to the Term Loan Agreement.

     "Net Proceeds" as used herein, shall mean with respect to any Significant Disposition the proceeds received by the Company and its Restricted Subsidiaries from such Significant Disposition after deducting therefrom sales, income, capital gain and other federal, state and local taxes, and selling fees and expenses associated therewith.

     Section 2.7. Addition of Section 5.18. Section 5 of the Note Agreements shall be amended by the addition thereto of a new Section 5.18 w hich shall read as follows:






- - - - -7-

Tultex Corporation                          Second Amendment to Note Agreements

	     Section 5.18. Amendment of Bank Credit Agreements. (a) The Company hereby agrees that prior to effecting any amendment or modification of any Bank Credit Agreement, it will give written notice of such fact to all holders of Notes then outstanding at least 15 days prior to the execution and delivery of such amendment or modification, and the Company agrees that, upon the request of not less than 66-2/3% in aggregate principal amount of the Notes then outstanding it will promptly execute and deliver an amendment satisfactory to such holders incorporating similar changes into the provisions of this Agreement; provided that without the prior written consent of 66-2/3% in aggregate principal amount of the Notes then outstanding, no such amendment or modification shall be executed which will change the time of payment of principal, premium, if any, or interest or any other obligation owing under the Bank Credit Agreements, or change the principal amount thereof, change the rate of interest thereon or increase the fee payable to the Bank Lenders under the Bank Credit Agreements.

	     (b) The Company will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any Bank Lender as consideration for or as an inducement to entering into any waiver, amendment or modification of any of the terms or provisions of the Bank Credit Agreements, unless such remuneration is concurrently offered on the same terms ratably (based on the unpaid principal amount thereof then outstanding) to the holders of all Notes then outstanding.

     Section 2.8. Addition of Section 5.19. Section 5 of the Note Agreements shall be amended by the addition thereto of a new Section 5.19 which shall read as follows:

	     Section 5.19. New Guarantors;. The Company shall cause any Restricted Subsidiary which executes a Joinder Agreement to the Credit Agreement or guarantees the Company's obligations under the Term Loan Agreement from and after March 1, 1994 to enter into the Guaranty Assumption Agreement attached as Exhibit 1 to the Noteholder Guaranty Agreement.

	     Section 2.9. Amendment of Section 8.1. Section 8.1 of the Note Agreements shall be amended by the addition thereto of definitions which shall read as follows:

	     "Bank Credit Agreements" shall mean, collectively, the Credit Agreement and the Term Loan Agreement.

	     "Bank Lenders" shall mean the banks, financial institutions and any other enders which are from time to time parties to the Bank Credit Agreements.

	     "Credit Agreement" shall mean the Credit Agreement dated as of September 30, 1993, as amended from time to time, among the Company, its Subsidiaries and related parties, NationsBank of North Carolina, N.A., as Agent, and certain other banks identified therein.



- - - - -8-

Tultex Corporation                          Second Amendment to Note Agreements

	     " Logo 7" shall mean the business and assets of Logo 7, Inc., a Virginia corporation, and a direct Wholly-owned Subsidiary of the Company.

	     "Noteholder Guaranty Agreement" shall mean the Guaranty Agreement dated as of March 1, 1994 from the Subsidiary Guarantors in favor of the holders from time to time of the Notes.

	     "Significant Disposition" shall mean the sale, transfer and/or other disposition of all or any part of the assets of Logo 7 or Universal, including, without limitation, a transfer, sale and/or disposition which shall be effected by (i) a sale, transfer and/or disposition to another Person (including an Affiliate of the Company or a Restricted Subsidiary),
      (ii) a distribution to shareholders of the Company (whether or not in exchange, in whole or in part, for capital stock of the Company), and/or
      (iii) a sale, transfer and/or disposition of capital stock (or other equity interest) of Logo 7 or Universal.

	     "Specified Guaranties" shall mean the Noteholder Guaranty Agreement, the Guaranty Agreement dated as of March 1, 1994 from the Subsidiary Guarantors in favor of Wachovia Bank of North Carolina, N.A.
     and the Guarantee set forth in the Credit Agreement from the Subsidiary Guarantors in favor of the banks which are parties to the Credit Agreement.

	     "Subsidiary Guarantors" shall mean Logo 7, Inc., a Virginia corporation, Dominion Stores, Inc., a Virginia corporation, and Universal Industries, Inc., a Massachusetts corporation, and any Subsidiary which enters into a Guaranty Assumption Agreement in the form attached to the Noteholder Guaranty Agreement.

	     "Term Loan Agreement" shall mean the Agreement for Amended and Restated Term Loan Agreement dated as of March 1, 1994 (which amends and restates the Term Loan Agreement dated September 11, 1989, as amended from time to time), among the Company, and Wachovia Bank of North Carolina, N.A., (formerly known as Wachovia Bank and Trust Company, N.A.).

	     "Universal" shall mean the business and assets of Universal Industries, Inc., a Massachusetts corporation, and a direct Wholly-owned Subsidiary of the Company.


			     Article-3.--Miscellaneous

     Section 3.1. No Legend Required. References in the Note Agreements or in any Note, certificate, instrument or other document to the Note Agreements shall be deemed to be references to the Note Agreements as amended hereby and as further amended from time to time.

     Section 3.2. Effect of Amendment. Except as expressly amended hereby, the Company agrees that the Note Agreements, the Notes and all other documents and agreements executed by the Company in connection with the Note Agreements in favor of





- - - - -9-

Tultex Corporation                          Second Amendment to Note Agreements

the Noteholders are ratified and confirmed and shall remain in full force and effect and that it has no set-off, counterclaim or defense with respect to any of the foregoing.

     Section 3.3. Successors and Assigns. This Second Amendment to Note Agreements shall be binding upon the Company and its successors and assigns and shall inure to the benefit of the Noteholders and to the benefit of the Noteholders' successors and assigns, including each successive holder or holders of any Notes.

     Section 3.4. Amendments to Bank Credit Agreements. The Company represents and warrants that it has delivered, or concurrently with the execution and delivery of this Second Amendment to Note Agreements is delivering, to all holders of the outstanding Notes and their special counsel, true and correct copies of the most recent amendments to the Bank Credit Agreements which have been approved by the holders of at least 66-2/3% of the aggregate principal amount of the outstanding Notes. The Company further represents and warrants that, except as described on Exhibit A attached hereto, it has not paid or promised to pay, any remuneration, whether by way of additional or supplemental interest, fee or otherwise, to any Bank Lender as consideration for or as an inducement to entering into any waiver, amendment or other modification of any of the terms or provisions of the Bank Credit Agreements.

     Section 3.5. Requisite Approval; Fees and Expenses. This Second Amendment to Note Agreements shall not be effective until (a) the Company and the holders of 66-2/3% in aggregate principal amount of all Notes outstanding on the date hereof shall have executed this Second Amendment to Note Agreements, (b) the Company, the Subsidiary Guarantors, each of the holders of the Notes and each of the parties to the Bank Credit Agreements shall have executed the Intercreditor Agreement dated as of March 1, 1994, (c) the Company shall have fully complied with the provisions of Section 3.4, (d) each Noteholder shall have received its pro rata share (based on the unpaid principal amount of its Notes outstanding) of the fee in the aggregate amount of $190,000 as consideration for and as an inducement to enter into this Second Amendment to Note Agreements, and (e) the Company shall have paid all out-of-pocket expenses incurred by the Noteholders in connection with the consummation of the transactions contemplated by this Second Amendment to Note Agreements, including, without limitation, the fees, expenses and disbursements of Chapman and Cutler which are reflected in statements of such counsel rendered on or prior to the effective date of this Second Amendment to Note Agreements.

     Section 3.6. Counterparts. This Second Amendment to Note Agreements may be executed in any number of counterparts, each executed counterparts constituting an original but all together only one agreement.










- - - - -10-

Tultex Corporation                          Second Amendment to Note Agreements







     IN WITNESS WHEREOF, the Company has executed this Second Amendment to Note Agreements as of the day and year first above written.





					    Tultex Corporation







					    By /s/ D. P. Shook
					       ------------------
					       Its Vice-President
































- - - - -11-

Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.





					    PRINCIPAL MUTUAL LIFE INSURANCE
					    COMPANY

					    By /s/ Jon M. Davidson
					       ---------------------------------
					       Its Assistant Director-Securities
					       Investment

					    By /s/ Clint Woods
					       ---------------
					       Its Counsel

































- - - - -12-

Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    MASSACHUSETTS MUTUAL LIFE
					    INSURANCE COMPANY

					    By /s/ William E. Lord
					       -------------------------
					       Its Second Vice-President








































- - - - -13-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    AID ASSOCIATION FOR LUTHERANS

					    By /s/ James Abitz
					       -----------------------------
					       Its Vice-President-Securities

					    By /s/ R. Jerry Scheel
					       -------------------------
					       Its Second Vice-President
					       -Securities




































- - - - -14-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    CONNECTICUT MUTUAL LIFE
					    INSURANCE COMPANY

					    By /s/ Mary Ann McCarthy
					       --------------------------
					       Its Sr. Investment Officer








































- - - - -15-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    GREAT NORTHERN INSURED ANNUITY
					    CORPORATION

					    By /s/ William D. Koski
					       ----------------------------
					       Its Assistant Vice-President








































- - - - -16-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    SAXON & CO.

					    By /s/ Josepy A. Tucker, III
					       -------------------------
					       Its Assistant Treasurer









































- - - - -17-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    THE MANHATTAN LIFE INSURANCE
					    COMPANY

					    By /s/ J. N. Kotsonis
					       -------------------------
					       Its Senior Vice-President
						   & CFO







































- - - - -18-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    CENTRAL LIFE INSURANCE COMPANY

					    By /s/ Robert B. Lindstrom
					       --------------------------
					       Its Vice-President-Private
						   Placements








































- - - - -19-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    NATIONAL LIFE INSURANCE COMPANY

					    By /s/ R. Scott Higgins
					       --------------------
					       Its  Vice-President
					    National Life Investment Management
					    Company, Inc.







































- - - - -20-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    THE OHIO LIFE INSURANCE COMPANY

					    By /s/ Richard B. Kelly
					       -----------------------------
					       Its Senior Investment Officer









































- - - - -21-


Tultex Corporation                          Second Amendment to Note Agreements





     This Second Amendment to Note Agreements is accepted and agreed to as of the day and year first above written.



					    WEST AMERICAN INSURANCE COMPANY

					    By /s/ Richard B. Kelly
					       -----------------------------
					       Its Senior Investment Officer









































- - - - -22-


Tultex Corporation                          Second Amendment to Note Agreements







				 Schedule I



							   Principal Amount
		      Noteholder                               of Notes



     Principal Mutual Life Insurance Company                 $30,000,000

     Massachusetts Mutual Life Insurance Company             $15,000,000

     Aid Association for Lutherans                           $10,000,000

     Connecticut Mutual Life Insurance Company               $10,000,000

     Great Northern Insured Annuity Corporation              $10,000,000

     Saxon & Co.                                             $ 5,000,000

     The Manhattan Life Insurance Company                    $ 1,000,000

     Central Life Assurance Company                          $ 5,000,000

     National Life Insurance Company                         $ 5,000,000

     The Ohio Life Insurance Company                         $ 1,000,000

     West American Insurance Company                         $ 3,000,000
                                                 							     -----------

	            Total                                           $95,000,000
















- - - - -23-

                            EXHIBIT 10.21

           		     AGREEMENT FOR AMENDED AND RESTATED
                   			   TERM LOAN AGREEMENT

THIS AGREEMENT is made as of the 1st day of March, 1994, by and among TULTEX CORPORATION, a Virginia corporation (the "Borrower"), and WACHOVIA BANK OF NORTH CAROLINA, N.A., a national banking association (formerly known as Wachovia Bank and Trust Company, N.A. and hereinafter called the "Bank").

BACKGROUND

The Borrower, Tulstar Factors, Inc., a New York corporation ("Tulstar"), and the Bank have entered into a certain Term Loan Agreement dated September 11, 1989 (the
"Original Term Loan Agreement").

The Original Term Loan Agreement has been amended pursuant to (i) a First Amendment to Term Loan Agreement dated as of January 30, 1992 (the "First Amendment") between the Borrower, Tulstar and the Bank, (ii) a Second Amendment to Term Loan Agreement dated as of April 23, 1992 (the "Second Amendment") between the Borrower, Tulstar and the Bank, (iii) a Third Amendment to Term Loan Agreement dated as of October 2, 1992 (the "Third Amendment") between the Borrower, Tulstar and the Bank, (iv) a Fourth Amendment to Term Loan Agreement dated as of November 30, 1992 (the "Fourth Amendment") between the Borrower, Tulstar and the Bank; and (v) a Fifth Amendment to Term Loan Agreement dated as of July 4, 1993 (the "Fifth Amendment") between the Borrower, Tulstar and the Bank (the Original Term Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment, being hereinafter referred to as the "Existing Loan Agreement").

The Borrower has requested certain waivers with respect to the Existing Loan Agreement. The Borrower has also requested certain further amendments to the Existing Loan Agreement, including without limitation the deletion of Tulstar as a party thereto, and the Bank is willing to grant such waivers and make such amendments to the Existing Loan Agreement. The Bank has agreed to grant such waivers and the Borrower and the Bank have agreed to effect such amendments by amending and restating the Existing Loan Agreement in its entirety, all upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the premises and the mutual promises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower and the Bank, intending to be legally bound hereby, agree as follows:

A. The Bank hereby confirms and agrees to a waiver of any default or event of default under the Existing Loan Agreement which existed or may have existed prior to the date hereof on account of a violation of the Fixed Charges Coverage Ratio contained or incorporated by reference in the Existing Loan Agreement. The Borrower shall, however, from and after the date hereof, comply with the terms and provisions of this Agreement including without limitation the maintenance of the Fixed Charges Covenant Ratio contained herein.

B. The Bank hereby waives the Borrower's compliance with any provision contained or incorporated by reference in the Existing Loan Agreement which prohibits guaranties by the Borrower in order to permit each of the Restricted Subsidiaries to guarantee the payment and performance of the Borrower's obligations under the Notes, the Note Agreements and the Credit Agreement.

C. The Bank hereby confirms and agrees to a waiver of any default or event of default under the Existing Loan
Agreement which existed or may have existed prior to the date hereof on account of a failure by the Borrower to deliver to the Bank within 90 days after the close of each fiscal year of the Borrower (1) copies of annual financial statements of the Borrower and its Restricted Subsidiaries and (2) certificates of the accountants with respect to such annual financial statements.

D. The Bank hereby confirms and agrees to a waiver of any default or event of default under any provision of the Existing Loan Agreement restricting payment of dividends which default or event of default existed or may have existed prior to the date hereof as a result of the payment by the Company on April 1, 1994 of a dividend with respect to its common stock and preferred stock.

E. The Existing Loan Agreement is hereby amended and restated in itsentirety to read as follows:

		AMENDED AND RESTATED TERM LOAN AGREEMENT

THIS AMENDED AND RESTATED TERM LOAN AGREEMENT, dated as of March 1, 1994, by and among TULTEX CORPORATION, a Virginia corporation (the "Borrower") and WACHOVIA BANK OF NORTH
CAROLINA, N.A., a national banking association (hereinafter called the "Bank").

BACKGROUND

The Borrower and the Bank desire to enter into this Amended and Restated TermLoan Agreement in order to amend and restate in its entirety that certain Term Loan Agreement, dated September 11, 1989, by and among the Borrower, Tulstar Factors, Inc. ("Tulstar") and the Bank, as amended by (i) a First Amendment to Term Loan Agreement dated as of January 30, 1992 (the "First Amendment") between the Borrower, Tulstar and the Bank, (ii) a Second Amendment to Term Loan Agreement dated as of April 23, 1992 (the "Second Amendment") between the Borrower, Tulstar and the Bank, (iii) a Third Amendment to Term Loan Agreement dated as of October 2, 1992 (the "Third Amendment") between the Borrower, Tulstar and the Bank, (iv) a Fourth Amendment to Term Loan Agreement dated as of November 30, 1992 (the "Fourth Amendment") between the Borrower, Tulstar and the Bank; and (v) a Fifth Amendment to Term Loan Agreement dated as of July 4, 1993 (the "Fifth Amendment") between the Borrower, Tulstar and the Bank;

NOW, THEREFORE, the parties agree as follows:

- - - - -2-
1.   REPRESENTATIONS.

1.1 Representations. The Borrower represents and warrants to the Bank (which representations and warranties will survive the delivery of the Notes and this Agreement that:

(a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it was incorporated, and has the corporate power and legal authority to own its property and to carry on its business as now being conducted and is duly qualified to do business in every jurisdiction where such qualification is necessary. The Borrower has the corporate power and authority to execute and perform this Agreement, to borrow hereunder and to execute and deliver the Notes herein referred to and that to do so will not violate any law, its charter or by-laws or any other agreement or instrument to which it is a party.

(b) This Agreement and the Notes have been duly executed and delivered by the Borrower and constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with its terms.

2.   NOTES.

2.1 Notes. The Borrower is justly indebted to the Bank in the principal sum of $20,833,333.33, evidenced by a note (the "Term Note") in the form of Exhibit "A" attached hereto of even date herewith. The Term Note shall be payable to the order of the Bank, shall be dated the date hereof, shall be payable as provided in Section 2.2 hereof and shall bear interest as provided in Section 2.3 hereof. The Borrower is also justly indebted to the Bank in the principal sum of $2,019,000.00, evidenced by a note (the "Swap Note") in the form of Exhibit "B" attached hereto of even date herewith. The Swap Note shall be payable to the order of the Bank, shall be dated the date hereof, shall be payable as provided in Section 2.2 hereof and shall bear interest as provided in Section 2.3 hereof. The Term Note represents the unpaid principal balance of that certain Note (as defined in the Existing Loan Agreement); and the Swap Note represents the amount the Bank was required to pay and for which the Borrower agreed to be liable as contemplated by a letter agreement, dated February 24, 1994, a copy of which is attached hereto as Exhibit "C" and incorporated herein by reference (the "Letter Agreement"), between the Borrower and the Bank, in order to unwind and settle the swap arrangements entered into by the Bank in connection with the $50,000,000 loan made by the Bank to the Borrower pursuant to the Original Loan Agreement. The terms and conditions of this Agreement are incorporated in the Term Note and the Swap Note by reference as though the same were written therein. The Term Note and the Swap Note shall hereinafter collectively be referred to as the "Notes."

2.2 Repayment of Notes. The Borrower promises and agrees to pay to the Bank the Notes as follows:

(a)  Interest shall be paid in arrears on each Payment
Date and on the Maturity Date.
- - - - -3-
(b)  Principal of the Term Note shall be paid in nine
(9) equal quarterly installments of $2,083,333.33 on each Payment Date, commencing April 30, 1994, together withone final installment on the Maturity Date equal to the unpaid principal balance of, and accrued but unpaid interest on, the loan evidenced by the Term Note. Principal of the Swap Note shall be paid in nine (9) equal quarterly installments of $201,900.00 on each Payment Date commencing April 30, 1994, together with one final installment on the Maturity Date equal to the unpaid principal balance of, and accrued but unpaid interest on, the loan evidenced by the Swap Note.

2.3 Interest Rates. (a) The Notes shall bear interest at the rate per annum equal to the Adjusted London
Interbank Offered Rate plus three-fourths of one percent (3/4 of 1%).

The "Adjusted London Interbank Offered Rate" means a rate per annum equal to the quotient obtained (rounded, if necessary, to the nearest 1/100th of 1%) by dividing (i) the London Interbank Offered Rate by (ii) 1.00 minus the Euro-Dollar
Reserve Percentage.

The "London Interbank Offered Rate" means the rate per annum determined on the basis of the offered rate for deposits in Dollars of amounts equal or comparable to the aggregate principal amount of the Notes offered for a ninety
(90) day term, which rates appear on the Reuters Screen LIBO Page as of 11:00 a.m., London time, two (2) Euro-Dollar Business Days prior to the date of the Notes (which rate shall apply until the first Payment Date after the date hereof) and thereafter prior to each Payment Date (which rate shall apply for such period between such Payment Date and the next succeeding Payment Date), provided that (i) if more than one such offered rate appears on the Reuters Screen LIBO Page, the "London Interbank Offered Rate" will be the arithmetic average (rounded, if necessary, to the nearest 1/100th of 1%) of such offered rates; (ii) if no such offered rates appear on such page, the "London Interbank Offered Rate" will be the arithmetic average (rounded, if necessary, to the nearest 1/100th of 1%) of rates quoted by not less than two major banks in New York City, selected by the Bank, at approximately 10:00 a.m., New York City time, as of such dates, for deposits in Dollars offered to leading European banks for comparable periods in an amount comparable to the aggregate principal amount of the Notes.

"Euro-Dollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Euro-Dollar loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of the Bank to United States residents). The Adjusted London Interbank Offered Rate shall be adjusted automatically on and as of the effective date of any change in the Euro-Dollar Reserve Percentage.

(b) Any overdue principal of and, to the extent permitted by law, overdue interest on the Notes shall bear interest, payable on demand, for each day until paid at a rate per annum equal to 150% of the Prime Rate.

- - - - -4-

(c) Interest on the Notes shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

2.4 General Provisions Concerning Payments. (a) All payments of principal of, or interest on, the Notes shall be made in Federal or other funds immediately available to the Bank at its office in Winston-Salem, North Carolina, or at such other place as the Bank shall direct in writing, not later than 12:00 noon, Winston-Salem, North Carolina time.

(b) Whenever during any periods that the Loans bear interest at the rate described in paragraph (a) of Section 2.3, any payment of principal of, or interest on, the Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day. Whenever during any periods that the Loans bear interest based upon the Prime Rate, any payment of principal of, or interest on, the Loans shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

2.5  Basis for Determining Interest Rate Inadequate or
Unfair.  If on or as of any Payment Date:

(i) the Bank determines reasonably and in good faith that deposits in Dollars (in the aggregate outstanding principal amount of the Loans) are not then being offered in the Euro-Dollar market for a 90-day term, or

(ii) the Bank determines reasonably and in good faith that the London Interbank Offered Rate, as determined by the Bank will not adequately and fairly reflect the cost to the Bank of funding the Loans, the Bank shall forthwith give notice thereof to the Borrower, whereupon until the Bank notifies the Borrower that the circumstances giving rise to such suspension no longer exist, the obligations of the Bank to carry the Loans at the interest rate described in paragraph (a) of Section 2.3 shall be suspended.

2.6 Illegality. If, after the date hereof, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof (any such governmental authority, bank or agency being referred to as an "Authority" and any such event being referred to as a "Change of Law"), or compliance by the Bank with any request or directive (whether or not having the force of law) of any Authority shall make it unlawful or impossible for the Bank to continue to carry the Loans at the interest rate described in paragraph (a) of Section 2.3 and the Bank shall so notify the Borrower, whereupon until the Bank notifies the Borrower that the circumstances giving rise to such suspension no longer exist, the obligation of the Bank to carry the Loans at the interest rate described in paragraph (a) of
Section 2.3 shall be suspended.

- - - - -5-

2.7 Increased Cost and Reduced Return. (a) If after the date hereof, a Change of Law or compliance by the Bank with any request or directive (whether or not having the force of law) of any Authority:

(i) shall subject the Bank to any tax, duty or other charge with respect to the Loans or the Notes or its obligation to carry the Loans at the interest rate described in paragraph
(a) of Section 2.3, or shall change the basis of taxation of payments to the Bank of the principal of or interest on the Loans or any other amounts due under this Agreement in respect of the Loans or its obligation to carry the Loans at the interest rate described in paragraph (a) of Section 2.3 (except for changes in the rate of tax on the overall net income of the Bank imposed by the jurisdiction in which the Bank's principal executive office is located); or

(ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding any such requirement included in an applicable Euro-Dollar Reserve Percentage) against assets of, deposits with or for the account of, or credit extended by, the Bank; or

(iii)        shall impose on the Bank or the London
interbank market any other condition affecting the Loans, the Notes or its obligation to carry the Loans at the interest rate described in paragraph (a) of Section 2.3;

and the result of any of the foregoing is to increase the cost to the Bank of carrying the Loans at the interest rate described in paragraph (a) of Section 2.3, or to reduce the amount of any sum received or receivable by the Bank under this Agreement or under the Notes with respect thereto, by an amount deemed by the Bank to be material, then, within 15 days after demand by the Bank, the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank for such increased cost or reduction.

(b) If the Bank shall have determined that after the date hereof the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof, or compliance by the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any Authority, has or would have the effect of reducing the rate of return on the Bank's capital as a consequence of its obligations under this Agreement to a level below that which the Bank could have achieved but for such adoption, change or compliance
(taking into consideration the Bank's policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time, within 15 days after demand by the Bank, the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank for such reduction.

(c) The Bank will promptly notify the Borrower of any event of which it has knowledge, occurring after the date hereof, which will entitle the Bank to compensation pursuant to this Section. A certificate of the Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the

- - - - -6-

absence of manifest error. In determining such amount, the Bank may use any reasonable averaging and attribution methods.

2.8 Conversion of Loans to Prime Rate Loans. If (i) the obligation of the Bank to continue to carry the Loans at the interest rate described in paragraph (a) of Section 2.3 has been suspended pursuant to Section 2.5 or Section 2.6, or (ii) the Bank has demanded compensation under Section 2.7, and the Borrower, by at least one Business Day's prior notice to the Bank shall have elected that the provisions of this Section shall apply, then, unless and until the Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer apply, the Loans shall bear interest at the Prime Rate.

3.   PREPAYMENTS.

3.1 Voluntary Prepayments. The Borrower may prepay the indebtedness evidenced by either Note in whole or in part without prepayment penalty, premium or fee.

3.2 Required Prepayments. In the event the Borrower shall issue any stock or other securities other than to its officers and employees pursuant to a currently existing stock option plan ("Issuance") or shall sell or dispose of any of its property or assets (including without limitation a sale of the assets or stock of Logo 7, Inc.) other than in the ordinary course of business ("Asset Sale"), the Borrower shall be required to apply and pay to the Bank, as the holder of the Notes, and to the holders of the "Notes" (as defined in the Note Agreements), on a pro rata basis, on the date of such Issuance or Asset Sale, as the case may be, as a prepayment thereof, in whole or in part, the proceeds of such Issuance or Asset Sale, as the case may be, after deducting therefrom all costs and expenses incurred by the Borrower in connection therewith. Any such prepayment of the Notes shall be applied to installments of the Notes in inverse order of maturities.

4.   CONDITIONS.

4.1 Conditions. The execution and delivery of this Agreement by the Bank and the efficacy of this Agreement, insofar as the Bank is concerned, are subject to satisfaction of the following conditions precedent:

(a)  Those conditions set forth in paragraphs (a),
(c), (d) and (h) of the Letter Agreement shall have been satisfied;

(b)  The Bank shall have received the Bank Guaranty
Agreement;

(c)  The Borrower, the Subsidiary Guarantors, the
Bank, and each of the parties to the Note Agreements and the Credit Agreement shall have executed and delivered the Intercreditor Agreement dated as of March 1, 1994; and

(d) The Bank shall have received (i) a copy of the resolutions of the Board of Directors of the Borrower, certified as of the date hereof, authorizing the execution and delivery of this Agreement and the Notes, (ii) a copy of the resolutions of the Board of Directors of each

- - - - -7-

of Dominion Stores, Inc., Logo 7, Inc. and Universal
Industries, Inc., certified as of the date hereof, authorizing the execution and delivery of the Guaranty Agreement, and (iii) such additional documents as the Bank or counsel for the Bank may reasonably request.

5.   COVENANTS.

5.1 Corporate Existence, Etc. The Borrower will preserve and keep in full force and effect, and will cause each Restricted Subsidiary to preserve and keep in full force and effect, (i) its corporate existence; provided, however, that the foregoing shall not prevent any transaction permitted by Section 5.11, and (ii) all licenses and permits necessary to the proper conduct of its business; provided, however, that the foregoing shall not require the Borrower to maintain licenses and permits if the failure to maintain such licenses or permits would not have a material adverse effect on the business, prospects, profits, properties or condition (financial or otherwise) of the Borrower and its Restricted Subsidiaries taken as a whole or on the ability of the Borrower to perform its obligations under the Notes and this Agreement.

5.2 Insurance. The Borrower will maintain, and will cause each Restricted Subsidiary to maintain, insurance coverage by financially sound and reputable insurers accorded a rating by A.M. Best Company, Inc. of A:XII or higher at the time of issuance of any such policy and in such forms and amounts and against such risks as are customary for corporations of established reputation engaged in the same or a similar business and owning and operating similar properties; provided, however, that if during the term of any such insurance policy, the rating accorded the insurer shall be less than A:XII, the Borrower, on the date of renewal of any such policy (or, if such change in rating shall occur within 90 days prior to such renewal date, within 90 days of the date of such change in rating), will obtain such insurance policy from an insurer accorded such a rating.

5.3 Taxes, Claims for Labor and Materials, Compliance with Laws. The Borrower will promptly pay and discharge, and will cause each Restricted Subsidiary promptly to pay and discharge, all lawful taxes, assessments and governmental charges or levies imposed upon the Borrower or such Restricted Subsidiary, respectively, or upon or in respect of all or any part of the property or business of the Borrower or such Restricted Subsidiary, all trade accounts payable in accordance with usual and customary business terms, and all claims for work, labor or materials, which if unpaid might become a Lien upon any property of the Borrower or such Restricted Subsidiary; provided, however, that the Borrower or such Restricted Subsidiary shall not be required to pay any such tax, assessment, charge, levy, account payable or claim if (i) the validity, applicability or amount thereof is being contested in good faith by appropriate actions or proceedings which will prevent the forfeiture or sale of any property of the Borrower or such Restricted Subsidiary or any material interference with the use thereof by the Borrower or such Restricted Subsidiary, and (ii) the Borrower or such Restricted Subsidiary shall set aside on its books, reserves deemed by it to be adequate with respect thereto. The Borrower will promptly comply and will cause each Subsidiary to comply with all laws, ordinances or governmental rules and regulations to which it is subject including, without limitation, the Occupational Safety and Health Act of 1970, as amended, ERISA and all laws, ordinances, governmental rules and regulations relating to environmental protection in all applicable jurisdictions, the violation of which could (i) materially and adversely affect the properties, business, prospects, profits or

- - - - -8-

condition of the Borrower and its Restricted
Subsidiaries, (ii) result in any Lien not permitted under
Section 5.9 or (iii) have a material adverse effect on the ability of the Borrower to perform its obligations under the Notes and this Agreement.

5.4- Maintenance, Etc. The Borrower will maintain, preserve and keep, and will cause each Restricted Subsidiary to maintain, preserve and keep, its properties which are used and useful in the conduct of its business (whether owned in fee or a leasehold interest) in good repair and working order and from time to time will make all necessary repairs, replacements, renewals and additions so that at all times the efficiency thereof shall be maintained.

5.5 Nature of Business. Neither the Borrower nor any Restricted Subsidiary will engage in any business if, as a result, the general nature of the business, taken on a consolidated basis, which would then be engaged in by the Borrower and its Restricted Subsidiaries would be substantially changed from the activewear manufacturing and licensed apparel business engaged in by the Borrower and its Restricted Subsidiaries on the date of this Agreement.

5.6  Consolidated Tangible Net Worth.  (a) The
Borrower will not permit Consolidated Tangible Net Worth on each of the respective dates hereinafter set forth to be less than the amount set opposite such date:

		     DATE                            AMOUNT



	     April 2, 1994                           $133,000,000



	     July 2, 1994                            $128,000,000



	     October 1, 1994                         $136,301,000



	     December 31, 1994                       $136,301,000


(b)  The Borrower will not permit Consolidated
Tangible Net Worth on the last day of each fiscal quarter after December 31, 1994 to be less than the sum of (i) the Consolidated Tangible Net Worth required to be maintained on the last day of the immediately preceding fiscal year, plus (ii) 33% of Consolidated Net Income for the immediately preceding fiscal year of the Borrower (or if Consolidated Net Income is a deficit figure for such year, then zero).

5.7  Limitations on Debt.  (a) On each Determination
Date which shall occur during the periods hereinafter set forth the Borrower will not permit the Consolidated Funded Debt Ratio to exceed the ratio set forth opposite such period:













- - - - -9-

                     			     PERIOD                  RATIO

     The date hereof through April 2, 1994           .70 to 1

     April 3, 1994 through July 2, 1994              .60 to 1

     July 3, 1994 through October 1, 1994            .55 to 1

     October 2, 1994 through December 31, 1994       .65 to 1

     After December 31, 1994                         .50 to 1


(b) On each Determination Date which shall occur during the periods hereinafter set forth the Borrower will not permit the ratio of the aggregate outstanding principal amount of Consolidated Debt to Consolidated Total Capitalization to exceed the ratio set forth opposite such period:



                     			     PERIOD                  RATIO

     The date hereof through October 1, 1994         .70 to 1

     After October 1, 1994                           .65 to 1


(c)  The Borrower will not permit any Restricted
Subsidiary to be or become liable for any Debt other than (w) Debt owing to the Borrower or any Wholly-owned Restricted Subsidiary, (x) Debt of any Restricted Subsidiary outstanding on March 1, 1994, (y) the Specified Guaranties, and (z) any Debt incurred by a corporation which becomes a Restricted Subsidiary after the date hereof but which Debt was incurred prior to and not in anticipation of such corporation becoming a Restricted Subsidiary.

(d)  Any corporation which becomes a Restricted
Subsidiary after the date hereof shall for all purposes of this
Section 5.7 be deemed to have created, assumed or incurred at the time it becomes a Restricted Subsidiary all Debt of such corporation existing immediately after it becomes a Restricted Subsidiary.

5.8 Fixed Charges Coverage Ratio. The Borrower will keep and maintain the ratio of Net Income Available for Fixed Charges to Fixed Charges for each period of four consecutive fiscal quarters which shall end within the periods hereinafter set forth at not less than the ratio set opposite each period in the table below:

                     			     PERIOD                  RATIO

     The date hereof through April 2, 1994           .95 to 1

     April 3, 1994 through July 2, 1994              .85 to 1



- - - - -10-

     July 3, 1994 through October 1, 1994            1.20 to 1

     October 2, 1994 through December 31, 1994       1.65 to 1

     After December 31, 1994                         1.75 to 1


5.9 Limitation on Liens. The Borrower will not, and will not permit any Restricted Subsidiary to, create or incur, or suffer to be incurred or to exist, any Lien on its or their property or assets, whether now owned or hereafter acquired, or upon any income or profits therefrom, or transfer any property for the purpose of subjecting the same to the payment of obligations in priority to the payment of its or their general creditors, or acquire or agree to acquire, or permit any Restricted Subsidiary to acquire, any property or assets upon conditional sales agreements or other title retention devices, except:

(a) Liens for property taxes and assessments or government charges or levies and Liens securing claims or demands of mechanics and materialmen, provided payment thereof is not at the time required by Section 5.3;

(b) Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which shall not have expired, or in respect of which the Borrower or a Restricted Subsidiary shall at any time in good faith be prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal of proceeding for review shall have been secured;

(c)  Liens incidental to the conduct of business
(including Liens in connection with worker's compensation, unemployment insurance and other like laws, warehousemen's and attorneys' liens and statutory landlords' liens) and Liens to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, surety or appeal bonds or other Liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money; provided in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings and in respect of which adequate reserves have been established;

(d) Liens incidental to the ownership of properties and assets incurred in the ordinary course of business and not in connection with the borrowing of money and which do not materially impair the use of such properties and assets in the operation of the business of the Borrower and its Restricted Subsidiaries or materially detract from the value of the properties of the Borrower and its Restricted Subsidiaries;

(e) easements, rights-of-way, zoning and similar restrictions or other similar charges or encumbrances on real properties which do not interfere with the conduct of the business of the Borrower and its Restricted Subsidiaries;

(f)  Liens on assets of the Borrower or any Restricted
Subsidiary arising (i) on account of leases and subleases in which the Borrower or a Restricted Subsidiary is the lessor or sublessor and pursuant to which property which is no longer used or useful in the business of

- - - - -11-

the Borrower or its Restricted Subsidiaries is being leased, and (ii) on account of the grant of licenses and sublicenses to third parties in the ordinary course of business;
provided that any such lease, sublease, license or sublicense shall not materially interfere with the conduct of the business of the Borrower and its Restricted Subsidiaries;

(g) Liens securing Debt of a Restricted Subsidiary to the Borrower or to another Restricted Subsidiary;

(h) Liens existing as of June 20, 1992 and reflected in Schedule II to the Note Agreements, as originally executed and without amendment.

(i) Liens incurred after the date of this Agreement arising in connection with the leasing of equipment by the Borrower or its Restricted Subsidiaries, as lessee, under a lease which is not a Capitalized Lease; provided that any such Lien shall attach solely to the equipment which shall have been financed under such lease;

(j) Liens existing on fixed assets of any business entity acquired by the Borrower or a Restricted Subsidiary so long as such Liens (and any related Debt) were not incurred, extended or renewed in contemplation of such acquisition; provided that (i) the Lien shall attach solely to the fixed assets of the business entity so acquired, (ii) at the time of acquisition of such business entity, the aggregate amount remaining unpaid on all Debt secured by Liens on fixed assets of such business entity whether or not assumed by the Borrower or a Restricted Subsidiary shall not exceed an amount equal to 100% of the lesser of the total purchase price or fair market value at the time of acquisition of such fixed assets (as determined in good faith by the Board of Directors of the Borrower), and
(iii) all such Debt is permitted by the applicable limitations provided in Section 5.7;

(k) Liens on fixed assets useful and intended to be used in carrying on the business of the Borrower or a Restricted Subsidiary and which are acquired or constructed on or after the Closing Date (including Liens existing on fixed assets at the time of acquisition thereof so long as they were not incurred, extended or renewed in contemplation of such acquisition); provided that (i) the Lien shall attach solely to the fixed assets acquired or constructed and any unimproved real estate upon which such fixed assets have been constructed, (ii) the Lien shall attach not later than one year following the acquisition or completion of the construction of such fixed assets, (iii) at the time of acquisition or construction of such fixed assets, the aggregate amount remaining unpaid on all Debt secured by Liens on such fixed assets whether or not assumed by the Borrower or a Restricted Subsidiary shall not exceed 100% of the lesser of the total purchase price or fair market value at the time of acquisition or construction of such fixed assets (as determined in good faith by the Board of Directors of the Borrower), and (iv) all such Debt is permitted by the applicable limitations provided in Section 5.7;

(l) Liens renewing, extending or refunding any Lien permitted by paragraphs (h), (i), (j) or (k) of this Section 5.9; provided that (i) such Lien shall attach solely to the property secured prior to such renewal, extension or refunding,
(ii) the principal amount of Debt secured by such lien is not increased; and (iii) Debt secured by such Liens is permitted by the applicable limitations provided in Section 5.7; and

- - - - -12-

(m) in addition to Liens permitted by the preceding paragraphs (a) through (l), Liens securing Debt incurred after the date of this Agreement; provided that the sum of (i) the aggregate unpaid principal amount of such Debt together with all other Debt secured by Liens permitted by this Section 5.9(m), plus (ii) to the extent not included in the preceding clause (i) the aggregate amount of Capitalized Rentals of the Borrower and its Restricted Subsidiaries, plus (iii) to the extent not included in the preceding clauses (i) or (ii) the Capitalized Value of Sale and Leaseback Rentals shall not exceed 15% of Consolidated Tangible Net Worth on each Determination Date.

5.10 Restricted Payments. The Borrower will not except as hereinafter provided:

(a) Declare or pay any dividends, either in cash or property, on any shares of its capital stock or any class
(except dividends or other distributions payable solely in shares of capital stock of the Borrower);

(b)  Directly or indirectly, or through any
Subsidiary, purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock (other than in exchange for other shares of capital stock of the Borrower or warrants, rights or options to purchase or acquire any shares of its capital stock); or

(c) Make any other payment or distribution, either directly or indirectly or through any Subsidiary, in respect of its capital stock;

(such declarations or payments of dividends, purchases, redemptions or retirements of capital stock and warrants, rights or options and all such other payments or distributions being herein collectively called "Restricted Payments"), if after giving effect thereto (i) any Event of Default shall have occurred and be continuing, (ii) the Borrower would not be in compliance with each and every covenant set forth in Section 5 of this Agreement, or (iii) the Borrower could not incur at least $1.00 of additional Debt within the limitations of Section 5.7(b). In addition, the Borrower will not make any Restricted Payment if after giving effect thereto the aggregate amount of Restricted Payments made during the period from and after December 28, 1991, to and including the date of the making of the Restricted Payment in question would exceed the sum of (i) $10,000,000, (ii) 33-1/3% of Consolidated Net Income for such period, computed on a cumulative basis for such entire period (or if such Consolidated Net Income is a deficit figure, then minus 100% of such deficit), and (iii) subject to the provisions of Section 3.2, the net proceeds to the Borrower from the issue or sale of capital stock of the Borrower on or after the Closing Date (as defined in the Note Agreements).

The Borrower will not declare any dividend which constitutes a Restricted Payment payable more than 80 days after the date of declaration thereof.

For the purposes of this Section 5.10, the amount of any Restricted Payment declared, paid or distributed in property shall be deemed to be the greater of the book value or fair





- - - - -13-

market value (as determined in good faith by the Board of Directors of the Borrower) of such property at the time of the making of the Restricted Payment in question.

5.11 Mergers, Consolidations and Sales of Assets.
(a) The Borrower will not, and will not permit any Restricted Subsidiary to, (i) consolidate with or be a party to a merger with any other corporation or (ii) sell, lease or otherwise dispose of all or any substantial part (as defined in paragraph
(d) of this Section 5.11) of the assets of the Borrower and its Restricted Subsidiaries; provided, however, that:

(1)  any Restricted Subsidiary may merge or
consolidate with or into the Borrower or any Wholly-owned
Restricted Subsidiary so long as in any merger or consolidation involving the Borrower, the Borrower shall be the surviving or continuing corporation;

(2)- the Borrower may consolidate or merge with any other corporation if (i) the Borrower shall be the surviving or continuing corporation, (ii) at the time of such consolidation or merger and after giving effect thereto no Default or Event of Default shall have occurred and be continuing, and (iii) after giving effect to such consolidation or merger the Borrower would be permitted to incur at least $1.00 of additional Consolidated Funded Debt under the provisions of Section 5.7(a); and

(3) any Restricted Subsidiary may sell, lease or otherwise dispose of all or any substantial part of its assets to the Borrower or any Wholly-owned Restricted Subsidiary.

(b)  The Borrower will not permit any Restricted
Subsidiary to issue or sell any shares of stock of any class (including as "stock" for the purposes of this Section 5.11, any warrants, rights of options to purchase or otherwise acquire stock or other Securities exchangeable for or convertible into stock) of such Restricted Subsidiary to any Person other than the Borrower or a Wholly-owned Restricted Subsidiary, except for the purpose of qualifying directors, or except in satisfaction of the validly pre-existing preemptive rights of minority shareholders in connection with the simultaneous issuance of stock to the Borrower and/or a Restricted Subsidiary whereby the Borrower and/or such Restricted Subsidiary maintain their same proportionate interest in such Restricted Subsidiary.

(c) The Borrower will not sell, transfer or otherwise dispose of any shares of stock of any Restricted Subsidiary (except to qualify directors) or any Debt of any Restricted Subsidiary, and will not permit any Restricted Subsidiary to sell, transfer or otherwise dispose of (except to the Borrower or a Wholly-owned Restricted Subsidiary) any shares of stock or any Debt of any other Restricted Subsidiary, unless:

(1) simultaneously with such sale, transfer, or disposition, all shares of stock and all Debt of such Restricted
Subsidiary at the time owned by the Borrower and by every other
Restricted Subsidiary shall be sold, transferred or disposed of as an entirety;





- - - - -14-

(2) The Board of Directors of the Borrower shall have determined, as evidenced by a resolution thereof, that the proposed sale, transfer or disposition of said shares of stock and Debts is in the best interests of the Borrower;

(3)  said shares of stock and Debt are sold,
transferred or otherwise disposed of to a Person, for a cash consideration and on terms reasonably deemed by the Board of Directors of the Borrower to be adequate and satisfactory;

(4) the Restricted Subsidiary being disposed of shall not have any continuing investment in the Borrower or any other
Restricted Subsidiary not being simultaneously disposed of; and

(5) such sale or other disposition does not involve a substantial part (as hereinafter defined) of the assets of the Borrower and its Restricted Subsidiaries.

(d) As used in this Section 5.11, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Borrower and its Restricted Subsidiaries if the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Borrower and its Restricted Subsidiaries (other than in the ordinary course of business) (i) during the 12-month period ending with the date of such sale, lease or other disposition, exceeds 10% of Consolidated Assets, determined as of the end of the immediately preceding fiscal year, or (ii) during the period beginning on the date of this Agreement and ending on the date of such sale, lease or other disposition, exceeds an amount equal to 25% of Consolidated Assets determined as of March 28, 1992.

(e) The Borrower will not, and will not permit any Restricted Subsidiary to, sell, lease or otherwise dispose of any assets (other than in the ordinary course of business) if at the time of such sale, lease or other disposition and after giving effect thereto a Default or Event of Default shall have occurred and be continuing.

Notwithstanding the foregoing provisions of this
Section 5.11, the Borrower may make a Significant Disposition if
(i) such Significant Disposition shall be for an amount not less than the fair market value of such assets as determined in good faith by the Board of Directors of the Borrower, (ii) after giving effect to such Significant Disposition, no Default or Event of Default shall exist under this Agreement, (iii) all of the proceeds of such Significant Disposition are received in cash and are held in a segregated account with a bank or financial institution having capital and surplus in excess of $250,000,000, and (iv) within 30 days of the date of such Significant Disposition an amount equal to the Net Proceeds are used pro rata (based on the unpaid principal amount thereof then outstanding together with any applicable prepayment premium) to
(x) prepay the Notes and (y) retire Funded Debt of the Borrower owing pursuant to the Note Agreements.

Net Proceeds" as used herein, shall mean with respect to any Significant Disposition the proceeds received by the Borrower and its Restricted Subsidiaries from such Significant Disposition after deducting therefrom sales, income, capital gain and other federal, state and local taxes, and selling fees and expenses associated therewith.

- - - - -15-

5.12 Guaranties. The Borrower will not, and will not permit any Restricted Subsidiary to, become or be liable in respect of any Guaranty, except Guaranties by the Borrower which are limited in amount to a stated maximum dollar exposure or which constitute Guaranties of obligations incurred by any Restricted Subsidiary in compliance with the provisions of this Agreement, except Guaranties by Dominion Stores, Inc., Logo 7, Inc. and Universal Industries, Inc. of Debt of the Borrower outstanding as of the date hereof pursuant to the Note Agreements and the Credit Agreement and except Debt of the Borrower outstanding to the Bank.

5.13 Transactions with Affiliates. The Borrower will not, and will not permit any Restricted Subsidiary to, enter into or be party to any transaction or arrangement with any Affiliate (including, without limitation, the purchase from, sale to or exchange of property with, or the rendering of any service by or for, any Affiliate), except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Restricted Subsidiary than would obtain in a comparable arm's-length transaction with a Person other than an Affiliate.

5.14 Termination of Pension Plans. The Borrower will not and will not permit any Subsidiary to withdraw from any Multiemployer Plan or permit any employee benefit plan maintained by it to be terminated if such withdrawal or termination could result in withdrawal liability (as described in Part 1 of Subtitle E of Title IV of ERISA) or the imposition of a Lien on any property of the Borrower or any Subsidiary pursuant to Section 4068 of ERISA.

5.15 Reports and Rights of Inspection. The Borrower will keep, and will cause each Restricted Subsidiary to keep, proper books of record and account in which full and correct entries will be made of all dealings or transactions of, or in relation to, the business and affairs of the Borrower or such Restricted Subsidiary, in accordance with GAAP consistently applied (except for changes disclosed in the financial statements furnished to Bank pursuant to this Section 5.15 and concurred in by the independent public accountants referred to in Section 5.15(b) hereof), and will furnish to the Bank:

(a) Quarterly Statements. As soon as available and in any event within 45 days after the end of each quarterly fiscal period (except the last) of each fiscal year, copies of:

(1) consolidated and consolidating balance sheets of the Borrower and its Restricted Subsidiaries as of the close of such quarterly fiscal period, setting forth in comparative form the consolidated figures for the fiscal year then most recently ended,

(2) consolidated and consolidating statements of income of the Borrower and its Restricted Subsidiaries for such quarterly fiscal period and for the portion of the fiscal year ending with such quarterly fiscal period, in each case setting forth in comparative form the consolidated figures for the corresponding periods of the preceding fiscal year, and


- - - - -16-

(3) consolidated and consolidating statements of cash flows of the Borrower and its Restricted Subsidiaries for the portion of the fiscal year ending with such quarterly fiscal period, setting forth in comparative form the consolidated figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified as complete and correct by an authorized financial officer of the Borrower;

(b) Annual Statements. As soon as available and in any event within 90 days after the close of each fiscal year
(except fiscal year 1993) of the Borrower and for fiscal year
1993, on or before April 22, 1994, copies of:

(1) consolidated and consolidating balance sheets of the Borrower and its Restricted Subsidiaries as of the close of such fiscal year, and

(2) consolidated and consolidating statements of income and retained earnings and cash flows of the Borrower and its Restricted Subsidiaries for such fiscal year,

in each case setting forth in comparative form the consolidated figures for the preceding fiscal year, all in reasonable detail and accompanied by a report thereon of a firm of independent public accountants of recognized national standing selected by the Borrower to the effect that the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Borrower and its Restricted Subsidiaries as of the end of the fiscal year being reported on and the consolidated results of the operations and cash flows for said year in conformity with GAAP and that the examination of such accountants in connection with such financial statements has been conducted in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as said accountants deemed necessary in the circumstances;

(c) Audit Reports. Promptly upon receipt thereof, one copy of each interim or special audit made by independent accountants of the books of the Borrower or any Restricted
Subsidiary and any management letter received from such accountants;

(d) SEC and Other Reports. Promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Borrower to stockholders generally and of each regular or periodic report, and any registration statement or prospectus filed by the Borrower or any Subsidiary with any securities exchange or the Securities and Exchange Commission or any successor agency, and copies of any orders in any proceedings to which the Borrower or any of its Subsidiaries is a party, issued by any governmental agency, Federal or state, having jurisdiction over the Borrower or any of its Subsidiaries;

(e) ERISA Reports. Promptly upon the occurrence thereof, written notice of (i) a material Reportable Event with respect to any Plan; (ii) the institution of any steps by the Borrower, any ERISA Affiliate, the PBGC or any other person to terminate any Plan; (iii) the institution of any steps by the Borrower or any ERISA Affiliate to withdraw from any Plan; (iv)

- - - - -17-

a non-exempt "prohibited transaction" within the meaning of Section 406 of ERISA in connection with any Plan; (v) any failure by the Borrower or any ERISA Affiliate to make a timely contribution to any Plan if such failure gives rise to a Lien under Section 302(f)(i) of ERISA; (vi) any material increase in the contingent liability of the Borrower or any Restricted Subsidiary with respect to any post-retirement welfare liability; or (vii) the taking of any action by, or the threatening of the taking of any action by, the Internal Revenue Service, the Department of Labor or the PBGC with respect to any of the foregoing which notice shall specify the action which the Borrower proposes to take or is required to take under ERISA with respect to such event;

(f) Officer's Certificates. Within the periods provided in paragraphs (a) and (b) above, a certificate of the Treasurer or Chief Financial Officer of the Borrower stating that such officer has reviewed the provisions of this Agreement and setting forth: (i) that in the opinion of such officer the financial statements then being furnished present fairly the financial position of the Borrower and its Subsidiaries as of such dates and the results of their operations and changes in their financial position or cash flows for such periods, subject, however, to changes from normal interim audit adjustments in the case of quarterly statements, (ii) the information and computations (in sufficient detail) required in order to establish whether the Borrower was in compliance with the requirements of Section 5.6 through Section 5.14 at the end of the period covered by the financial statements then being furnished, and (iii) whether there existed as of the date of such financial statements and whether, to the best of such officer's knowledge, there exists on the date of the certificate or existed at any time during the period covered by such financial statements any Default or Event of Default and, if any such condition or event exists on the date of the certificate, specifying the nature and period of existence thereof and the action the Borrower is taking and proposes to take with respect thereto;

(g) Accountant's Certificates. Within the period provided in paragraph (b) above, a certificate of the accountants who render an opinion with respect to such financial statements, stating that they have reviewed this Agreement and stating further whether, in making their audit, such accountants have become aware of any Default or Event of Default under any of the terms of provisions of this Agreement insofar as any such terms or provisions pertain to or involve accounting matters or determinations, and if any such condition or event then exists, specifying the nature and period of existence thereof;

(h) Unrestricted Subsidiaries. Within the respective periods provided in paragraphs (a) and (b) above, financial statements of the character and for the dates and periods as in said paragraphs (a) and (b) provided covering each Unrestricted
Subsidiary (or groups of Unrestricted Subsidiaries on a consolidated basis); and

(i)  Requested Information.  With reasonable
promptness, such other data and information as the Bank may reasonably request.Without limiting the foregoing, the Borrower will permit the Bank (or such Persons as the Bank may designate) to visit and inspect, under the Borrower's guidance, any of the properties of the Borrower or any Restricted Subsidiary, to examine all of their books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs,

- - - - -18-

finances and accounts with their respective officers, employees, and independent public accountants (and by this provision the Borrower authorizes said accountants to discuss with the Bank the finances and affairs of the Borrower and its Restricted Subsidiaries) all at such reasonable times and as often as may be reasonably requested.

5.16 Investments. The Borrower will not, and will not permit any Restricted Subsidiary to, make any Investments, other than:

(a)  Investments by the Borrower and its Restricted
Subsidiaries in and to Restricted Subsidiaries, including any Investment in a corporation which, after giving effect to such Investment, will become a Restricted Subsidiary;

(b   Investments in commercial paper maturing in 270
days or less from the date of issuance which, at the time of acquisition by the Borrower or any Restricted Subsidiary, is accorded the highest rating by Standard & Poor's Corporation, Moody's Investors Service, Inc. or other nationally recognized credit rating agency of similar standing;

(c)  Investments in direct obligations of the United
States of America or any agency or instrumentality of the United States of America, the payment or guarantee of which constitutes a full faith and credit obligation of the United States of America, in either case, maturing in twelve months or less from the date of acquisition thereof;

(d) Investments in certificates of deposit maturing within one year form the date of issuance thereof, issued by a bank or trust company organized under the laws of the United States or any state thereof, having capital, surplus and undivided profits aggregating at least $100,000,000 and whose long-term certificates of deposit are, at the time of acquisition thereof by the Borrower or a Restricted Subsidiary, rated AA or better by Moody's Investors Service, Inc.;

(e) loans or advances in the usual and ordinary course of business to officers, directors and employees for expenses
(including moving expenses related to a transfer) incidental to carrying on the business of the Borrower or any Restricted
Subsidiary;

(f) receivables arising from the sale of goods and services in the ordinary course of business of the Borrower and its Restricted Subsidiaries; and

(g) other Investments (in addition to those permitted by the foregoing provisions of this Section 5.16), provided that the aggregate amount of all such other Investments at any time owned by the Borrower and its Restricted Subsidiaries shall not exceed an amount equal to 10% of Consolidated Tangible Net Worth.

In valuing any Investments for the purpose of applying the limitations set forth in this Section 5.16, such Investments shall be taken at the original cost thereof, without allowance for any subsequent write-offs or appreciation or depreciation therein, but less any amount repaid or recovered on account of capital or principal.



- - - - -19-

For purposes of this Section 5.16, at any time when a corporation becomes a Restricted Subsidiary, all Investments of such corporation at such time shall be deemed to have been made by such corporation, as a Restricted Subsidiary, at such time.

5.17 Favored Nations Clause.         In the event that at
any time this Agreement is in effect the Borrower or any Subsidiary shall enter into any agreement, guarantee, indenture or other instrument governing, relating to, providing for commitments to advance or guaranteeing any Financing or to amend any terms and conditions applicable to any Financing which agreement, guarantee, indenture or other instrument includes covenants, terms, conditions or defaults not substantially as, or in addition to those, provided in this Agreement, or more favorable to the lender or other counterpart thereunder than those provided in this Agreement, the Borrower shall promptly so advise the Bank. Thereupon, if the Bank shall request, upon notice to the Borrower, the Borrower and the Bank shall enter into an amendment to this Agreement providing for substantially the same such covenants, terms, conditions and defaults as those provided for in such agreement, guarantee, indenture or other instrument, mutatis mutandis, to the extent required and as may be selected by the Bank, such amendment to remain in effect, unless otherwise specified in writing by the Bank, for the entire duration of the stated term to maturity of such Financing (to and including the date to which the same may be extended at the Borrower's or such Subsidiary's option), notwithstanding that such Financing might be earlier terminated by prepayment, refinancing, acceleration or otherwise, provided that if any such agreement, guarantee, indenture or other instrument shall be modified, supplemented, amended or restated so as to modify, amend or eliminate from such agreement, guarantee, indenture or other instrument any such covenant, term, condition or default so made a part of this Agreement, then unless required by the Bank pursuant to this Section 5.17, such modification, supplement or amendment shall not operate to modify, amend or eliminate such covenant, term, condition or default as so made a part of this Agreement. As used herein, "Financing" means (i) any transaction or series of transactions for the incurrence by the Borrower or any Subsidiary of any Debt or for the establishment of a commitment to make advances which would constitute Debt of the Borrower or any Subsidiary, which Debt is not by its terms subordinate and junior to other Debt of the Borrower or any Subsidiary, (ii) an obligation incurred in a transaction or series of transactions in which assets of the Borrower or a Subsidiary are sold and leased back, or (iii) a sale of accounts or other receivables or any interest therein.

5.1  New Guarantors.  The Borrower shall cause any
Restricted Subsidiary which executes a Joinder Agreement to the Credit Agreement or guarantees the Borrower's obligations under the Note Agreements from and after March 1, 1994, to enter into the Guaranty Assumption Agreement attached as Exhibit 1 to the Bank Guaranty Agreement.

6.   EVENTS OF DEFAULT.

6.1  Events of Default.      The occurrence of any one or
more of the following Events of Default will constitute a default by the Borrower under this Agreement, whereupon the Notes and all indebtedness of the Borrower to the Bank will, at the option of the Bank, immediately become due and payable without presentation, demand, protest, or note of any kind, all of which are hereby expressly waived, and the Borrower will pay the reasonable attorney's fee

- - - - -20-

incurred by the Bank in connection with such default or recourse against any collateral held by the Bank as security for the indebtedness owed by the Borrower:

(a) Non-payment when due, whether by acceleration or otherwise, of any principal payment on the Notes;

(b) Non-payment within ten days after due date of interest on the Notes, or of any premium, fee or other charge under this Agreement;

(c) A breach or failure of performance by the Borrower (or Subsidiary) of any provision of this Agreement;

(d) A representation or warranty by the Borrower is false or erroneous;

(e) The Borrower (or a Subsidiary): (i) files a petition or has a petition filed against it under the Bankruptcy Code or any proceeding for the relief of insolvent debtors; (ii) generally fails to pay its debts as such debts become due; (iii) has a custodian appointed for the Borrower or its assets; (iv) benefits from or is subject to the entry of an order for relief by any court of insolvency; (v) makes an admission of insolvency seeking the relief provided in the ankruptcy Code or any other insolvency law; (vi) makes an assignment for the benefit of creditors; (vii) has a receiver appointed, voluntarily or otherwise, for its property; (viii) suspends business; (ix) permits a judgment in the amount of $5,000 or more to be obtained against it which is not promptly paid or promptly appealed and secured pending appeal; (x) becomes insolvent, however otherwise evidenced; or (xi) defaults in payment of any other indebtedness, or permits the time of payment of any other indebtedness to be accelerated;

(f) Either (i) any "person" or "group" of persons (as said terms are defined in Section 13(d) of the Securities and Exchange Act of 1934, as amended) shall have acquired, directly or indirectly, beneficial ownership of thirty-five percent (35%) or more of the outstanding voting stock of the Borrower, or (ii) persons who are directors of the Borrower on the date of this Agreement (together with any replacement or additional directors whose election was recommended by or who were elected by a majority of directors of the Borrower in office at the time of this Agreement) shall cease to constitute at least a majority of the members of the Board of Directors of the Borrower;

(g) Any event or condition (A) shall occur which results in the acceleration of the maturity of any Debt exceeding $3,000,000 individually or in the aggregate of the Borrower or any Subsidiary or (B) shall occur and be continuing which enables the holder of such Debt or any person acting on such holder's behalf to accelerate the maturity thereof;

(h) An Event of Default shall have occurred under the Note Agreements or the Credit Agreement.

- - - - -21-

7.   INTERPRETATION OF AGREEMENT; DEFINITIONS.

7.1  Definitions.    Unless the context otherwise
requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

"Affiliate" shall mean any Person (other than a Restricted Subsidiary) (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Borrower, (ii) which beneficially owns or holds 5% or more of any class of the Voting Stock of the Borrower or (iii) 5% or more of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the equity interest) of which is beneficially owned or held by the Borrower or a Subsidiary. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.

"Agreement" shall mean this Amended and Restated Term
Loan Agreement.

"Bank Guaranty Agreement" means the Guaranty
Agreement dated of even date with this Agreement executed by Dominion Stores, Inc., Logo 7, Inc. and Universal Industries,
Inc. pursuant to which those Restricted Subsidiaries guaranteed the payment by the Borrower of the Loans.

"Borrower" shall mean Tultex Corporation, a Virginia corporation, and any person who succeeds to all, or substantially all, of the assets and business of Tultex
Corporation.

"Business Day" shall mean any day except a Saturday, Sunday or other day on which commercial banks in North Carolina are authorized by law to close.

"Capitalized Lease" shall mean any lease the obligation for Rentals with respect to which is required to be capitalized on a consolidated balance sheet of the lessee and its subsidiaries in accordance with GAAP.

"Capitalized Rentals" of any Person shall mean as of the date of any determination thereof the amount at which the aggregate Rentals due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a consolidated balance sheet of such Person.

"Capitalized Value of Sale and Leaseback Rentals" as at any Determination Date shall mean all future Rentals (discounted to their then present value at the rate of 8.875% per annum, compounded with the periodicity of the payment of such Rentals) payable by the Borrower or a Restricted Subsidiary in connection with any arrangement whereby the Borrower or any Restricted Subsidiary shall sell or transfer any property owned by the Borrower or a Restricted Subsidiary and thereupon the Borrower or any Restricted Subsidiary shall lease, as lessee, the same property.

- - - - -22-

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Consolidated Assets" shall mean as of the date of any determination thereof the total amount of all assets of the Borrower and its Restricted Subsidiaries on a consolidated basis determined in accordance with GAAP.

"Consolidated Current Debt" shall mean all Current
Debt of the Borrower and its Restricted Subsidiaries on a consolidated basis determined in accordance with GAAP.

"Consolidated Debt" shall mean all Debt of the Borrower and its Restricted Subsidiaries on a consolidated basis determined in accordance with GAAP.

"Consolidated Funded Debt" shall mean all Funded Debt of the Borrower and its Restricted Subsidiaries on a consolidated basis determined in accordance with GAAP.

"Consolidated Funded Debt Ratio" shall mean as of any Determination Date the ratio of (i) the sum of (x) the aggregate outstanding principal amount of Consolidated Funded Debt, plus
(y) the lowest average unpaid principal amount of Consolidated Current Debt which shall have been outstanding for a period of 30 consecutive days during the 12 month period immediately preceding the Determination Date, to (ii) Consolidated Total Capitalization. For purposes of calculating the Consolidated Funded Debt Ratio (a) except as provided in the next succeeding clause (b), Current Debt of Logo 7, Inc. which was outstanding
(i) prior to the acquisition of Logo 7, Inc. by the Borrower, and (ii) during the 12 month period immediately preceding the Determination Date shall be included for purposes of calculations pursuant to clause (i)(y) of the immediately preceding sentence, (b) Consolidated Current Debt which was outstanding during the 30 day period utilized in the calculations pursuant to clause (i)(y) of the immediately preceding sentence shall be reduced to the extent that such Consolidated Current Debt has been refunded directly out of the proceeds of Consolidated Funded Debt included in clause (i)(x) of the immediately preceding sentence and (c) Funded Debt outstanding pursuant to a revolving credit agreement shall be calculated on the basis of the lowest average unpaid principal amount of Debt outstanding under such revolving credit agreement fora period of 30 consecutive days (which shall be the same 30 day period as the period used to calculate Consolidated Current Debt pursuant to clause (i)(y) of the immediately preceding sentence) during the 12 month period immediately preceding the Determination Date.

"Consolidated Net Income" for any period shall mean the gross revenues of the Borrower and its Restricted
Subsidiaries for such period less all expenses and other proper charges (including taxes on income), determined on a consolidated basis in accordance with GAAP after eliminating earnings or losses attributable to outstanding Minority
Interests, but excluding in any event:

(a) any extraordinary gains or losses on the sale or other disposition of assets, and any taxes on such excluded gains and any tax deductions or credits on account of any such excluded losses;

(b)  the proceeds of any life insurance policy;


- - - - -23-

(c) net earnings of any business entity (other than a Restricted Subsidiary) in which the Borrower or any Restricted Subsidiary has an ownership interest unless such net earnings shall have actually been received by the Borrower or such Restricted Subsidiary in the form of cash distributions; and

(d)  any portion of the net earnings of any Restricted
Subsidiary which for any reason is unavailable for payment of dividends to the Borrower or any other Restricted Subsidiary.

"Consolidated Tangible Net Worth" shall mean as of any Determination Date Tangible Assets less all obligations of the Borrower and its Restricted Subsidiaries which in accordance with GAAP shall be classified upon a consolidated balance sheet of the Borrower as liabilities. For purposes of calculating Consolidated Tangible Net Worth, treasury stock shall be excluded.

"Consolidated Total Capitalization" shall mean as of any Determination Date the sum of (i) Consolidated Debt, plus
(ii) Consolidated Tangible Net Worth.

"Credit Agreement" shall mean that certain
$225,000,000 Credit Agreement dated as of September 30, 1993, by and among the Borrower, its Subsidiaries and related parties, NationsBank of North Carolina, N.A., as Administrative Agent and certain other banks identified therein, as amended.

"Current Debt" of any Person shall mean as of the date of any determination thereof (i) all Debt of such Person for borrowed money other than Funded Debt of such Person and
(ii) Guaranties by such Person of Current Debt of others.

"Debt" of any Person shall mean and include (without duplication) all of the following obligations of such Person which in accordance with GAAP shall be classified upon a balance sheet of such Person as liabilities of such Person:
(i) obligations of such Person for borrowed money or which has been incurred in connection with the acquisition of property or assets, (ii) obligations secured by any Lien upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations,
(iii) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property, (iv) Capitalized Rentals and (v) Guaranties of obligations of others of the character referred to in this definition. For purposes of calculations pursuant to this Agreement, Debt shall not include obligations under reimbursement agreements pursuant to which Documentary Letters of Credit have been issued prior to any draw under such Documentary Letters of Credit.

"Default" shall mean any event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default.


- - - - -24-

"Determination Date" shall mean the last day of each quarterly fiscal period of the Borrower and each other date upon which the Borrower or a Restricted Subsidiary shall incur or otherwise become liable for Consolidated Funded Debt.

"Documentary Letters of Credit" shall mean letters of credit issued in favor of suppliers and customers of the Borrower and its Subsidiaries in the ordinary course of business of the Borrower and such Subsidiaries.

"Dollars" or "$" shall mean dollars in lawful currency of the United States of America.

"ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

"ERISA Affiliate" shall mean any corporation, trade or business that is, along with the Borrower, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in Sections 414(b) and 414(c), respectively, of the Code or Section 4001 of ERISA.

"Euro-Dollar Business Day" shall mean any Business
Day on which dealings in Dollar deposits are carried out in the London interbank market.

"Event of Default" shall have the meaning set forth in Section 6.

"Fixed Charges" for any period shall mean on a consolidated basis the sum of (i) all Rentals (other than Rentals on Capitalized Leases) payable during such period by the Borrower and its Restricted Subsidiaries, and (ii) all Interest Charges on all Debt (including the interest component of Rentals on Capitalized Leases) of the Borrower and its Restricted Subsidiaries. For purposes of calculating Fixed Charges, Rentals and Interest Charges of Logo 7, Inc. incurred prior to the acquisition of Logo 7, Inc. by the Borrower, shall be included in the Fixed Charges of the Borrower to the extent that such charges were incurred by Logo 7, Inc. during the applicable determination period.

"Funded Debt" of any Person shall mean (i) all Debt of such Person for borrowed money or which has been incurred in connection with the acquisition of assets in each case having a final maturity of one or more than one year from the date of origin thereof (or which is renewable or extendible at the option of the obligor for a period or periods more than one year from the date of origin), (ii) all Capitalized Rentals of such Person, and (iii) all Guaranties by such Person of Funded Debt of others. Funded Debt shall include payments in respect of Funded Debt which constitute current liabilities of the obligor under GAAP.

"GAAP" shall mean generally accepted accounting principles at the time in the United States.


- - - - -25-

"Guaranties" by any Person shall mean all obligations
(other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing, or in effect guaranteeing, any Debt, dividend or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person: (i) to purchase such Debt or obligation or any property or assets constituting security therefor, (ii) to advance or supply funds (x) for the purchase or payment of such Debt or obligation, (y) to maintain working capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of such Debt or obligation, (iii) to lease property or to purchase
Securities, supplies, materials or other property or services primarily for the purpose of assuring the owner of such Debt or obligation of the ability of the primary obligor to make payment of the Debt or obligation, or (iv) otherwise to assure the owner of the Debt or obligation of the primary obligor against loss in respect thereof. For the purposes of all computations made under this Agreement, a Guaranty in respect of any Debt for borrowed money shall be deemed to be Debt equal to the principal amount of such Debt for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Debt equal to the maximum aggregate amount of such obligation, liability or dividend.

"Institutional Holder" shall mean any insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan
(as defined in ERISA) or other institutional investor or financial institution.

"Interest Charges" for any period shall mean all interest and all amortization of debt discount and expense on any particular Debt for which such calculations are being made.

"Investments" shall mean all investments, in cash or by delivery of property made, directly or indirectly in any Person, whether by acquisition of shares of capital stock, indebtedness or other obligations or Securities or by loan, advance, capital contribution or otherwise; provided, however, that "Investments" shall not mean or include routine investments in property to be used or consumed in the ordinary course of business.

"Letter Agreement" shall have the meaning given such term in Section 2.1.

"Lien" shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute or contract, and including but not limited to the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances (including, with respect to stock, stockholder agreements, voting trust agreements, buy-back agreements and all similar arrangements) affecting property. For the purposes of this Agreement, the Borrower or a Restricted Subsidiary shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement, Capitalized Lease or other arrangement pursuant to which title to the property has been retained

- - - - -26-

by or vested in some other Person for security purposes and such retention or vesting shall constitute a Lien.

"Loans" shall mean the loans evidenced by the Notes.

"Logo 7" shall mean the business and assets of Logo
7, Inc., a Virginia corporation and a direct Wholly-owned
Subsidiary of the Borrower.

"Maturity Date" shall mean the 31st day of July, 1996.

"Minority Interests" shall mean any shares of stock of any class of a Restricted Subsidiary (other than directors' qualifying shares as required by law) that are not owned by the Borrower and/or one or more of its Restricted Subsidiaries. Minority Interests shall be valued by valuing Minority Interests constituting preferred stock at the voluntary or involuntary liquidating value of such preferred stock, whichever is greater, and by valuing Minority Interests constituting common stock at the book value of capital and surplus applicable thereto adjusted, if necessary, to reflect any changes from the book value of such common stock required by the foregoing method of valuing Minority Interests in preferred stock.

"Multiemployer Plan" shall have the same meaning as in ERISA.

"Net Income Available for Fixed Charges" for any period shall mean the sum of Consolidated Net Income during such period plus (to the extent deducted in determining Consolidated Net Income) (i) all provisions for any Federal, state or other income taxes made by the Borrower and its Restricted Subsidiaries during such period, (ii) Fixed Charges of the Borrower and its Restricted Subsidiaries during such period, and
(iii) amortization of the acquisition cost of license agreements and goodwill by the Borrower and its Restricted Subsidiaries (including any such charges deducted in determining the net income of Logo 7, Inc. during the applicable period). For purposes of calculating Net Income Available for Fixed Charges, net income of Logo 7, Inc. earned prior to the acquisition of Logo 7, Inc. by the Borrower shall be included in the Net Income Available for Fixed Charges to the extent that such income was earned during the applicable determination period.

"Note Agreements" shall mean those certain Note
Agreements, dated as of June 1, 1992, by and among the Borrower and Principal Mutual Life Insurance Company, et al., as amended.

"Notes" shall mean the Term Note and the Swap Note, together.

"Payment Date" shall mean the last day of January, April, July and October of each year.

"PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.


- - - - -27-

"Person" shall mean an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.

"Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by the Borrower or any ERISA Affiliate or as to which the Borrower or any ERISA
Affiliate contributed or is a member or otherwise may have any liability.

"Prime Rate" shall mean that interest rate so denominated and set by the Bank from time to time as an interest rate basis for borrowings. The Prime Rate is one of several interest rate bases used by the Bank. The Bank lends at interest rates above and below the Prime Rate.

"Rentals" shall mean and include as of the date of any determination thereof all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Borrower or a Restricted Subsidiary, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by the Borrower or a Restricted Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

"Reportable Event" shall have the same meaning as in ERISA.

"Restricted Subsidiary" shall mean any Subsidiary
(i) which is organized under the laws of the United States or any State thereof; (ii) which conducts substantially all of its business and has substantially all of its assets within the United States; and (iii) of which more than 50% (by number of votes) of the Voting Stock is beneficially owned, directly or indirectly, by the Borrower. In addition, notwithstanding the provisions of clauses (i) and (ii) of the immediately preceding sentence, AKOM, Ltd., a corporation organized under the laws of the Cayman Islands, and Tultex Canada, Inc., a corporation organized under the laws of Canada, and any other corporation which fails to qualify under clauses (i) and (ii) of the immediately preceding sentence shall be Restricted Subsidiaries so long as the portion of Consolidated Net Income attributable to the net income of such companies (taken in the aggregate) shall be less than 5% of Consolidated Net Income for the immediately preceding fiscal year and so long as the assets of such companies (taken in the aggregate) shall be less than 5% of the consolidated assets of the Borrower and its Restricted Subsidiaries.

"Security" shall have the same meaning as in
Section 2(1) of the Securities Act of 1933, as amended.

"Significant Disposition" shall mean the sale, transfer and/or other disposition of all or any part of the assets of Logo 7 or Universal, including, without limitation, a transfer, sale and/or disposition which shall be effected by (i) a sale, transfer and/or disposition to another Person (including an Affiliate of the Borrower or a Restricted Subsidiary), (ii) a distribution to shareholders of the Borrower (whether or not in exchange, in whole or in part, for capital stock

- - - - -28-

of the Borrower), and/or (iii) a sale, transfer and/or disposition of capital stock (or other equity interest) of Logo 7 or Universal.

"Specified Guaranties" shall mean the Bank Guaranty
Agreement, the Guaranty Agreement dated as of March 1, 1994 from the Subsidiary Guarantors in favor of the lenders who are parties to the Note Agreements and the Guarantee set forth in the Credit Agreement from the Subsidiary Guarantors in favor of the banks which are parties to the Credit Agreement.

The term "subsidiary" shall mean as to any particular parent corporation any corporation of which more than 50% (by number of votes) of the Voting Stock shall be beneficially owned, directly or indirectly, by such parent corporation. The term "Subsidiary" shall mean a subsidiary of the Borrower.

"Subsidiary Guarantors" shall mean Logo 7, Inc., a
Virginia corporation, Dominion Stores, Inc., a Virginia corporation, and Universal Industries, Inc., a Massachusetts corporation, and any Subsidiary which enters into a Guaranty Assumption Agreement in the form attached to the Noteholder Guaranty Agreement.

"Tangible Assets" shall mean as of the date of any determination thereof the total amount of all assets of the Borrower and its Restricted Subsidiaries (less depreciation, depletion and other properly deductible valuation reserves) after deducting good will, patents, trade names,trade marks, copyrights, franchises, experimental expense, organization expense, unamortized debt discount and expense, deferred assets other than prepaid insurance and prepaid taxes, the excess of cost of shares acquired over book value of related assets and such other assets as are properly classified as "intangible assets" in accordance with GAAP.

"Tulstar" shall mean Tulstar Factors, Inc., a New
York corporation.

"Universal" shall mean the business and assets of Universal Industries, Inc., a Massachusetts corporation and a Wholly-owned Subsidiary of the Borrower.

"Unrestricted Subsidiary" shall mean any Subsidiary which is not a Restricted Subsidiary.

"Voting Stock" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

"Wholly-owned" when used in connection with any Subsidiary shall mean a Subsidiary of which all of the issued and outstanding shares of stock (except shares required as directors' qualifying shares) and all Debt shall be owned by the Borrower and/or one or more of its Wholly-owned Subsidiaries.

7.2 Accounting Principles. Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same

- - - - -29-

shall be done in accordance with GAAP, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.

7.3 Directly or Indirectly. Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.

8.   MISCELLANEOUS.

8.1 Supporting Documents. The Borrower shall furnish at the reasonable request of the Bank opinions of legal counsel and certificates of its officers, satisfactory to the Bank regarding matters incident to this Agreement. In addition, the Borrower shall give the Bank prompt written notice of the occurrence of any Default and of the occurrence of any default or failure of performance under any other agreement or contract to which it is a party or by which it is bound, provided that this undertaking shall not require the Borrower to calculate the financial covenants contained in this Agreement more frequently than as of the end of each fiscal quarter.

8.2 No Waivers. No failure or delay by the Bank in exercising any right, power or privilege hereunder or under either Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

8.3 Expenses; Documentary Taxes. The Borrower shall pay (i) all out-of-pocket expenses of the Bank, including fees and disbursements of counsel for the Bank, in connection with the preparation of this Agreement, any waiver or consent hereunder or thereunder or any amendment hereof or thereof or any Default or alleged Default hereunder or thereunder and
(ii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Bank, including fees and disbursements of counsel, in connection with such Event of Default and collection and other enforcement proceedings resulting therefrom, including out-of-pocket expenses incurred in enforcing this Agreement and the Notes. The Borrower shall indemnify the Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes.

8.4 Successors and Assigns. The provisions of this Agreement shall be binding upon the parties hereto and their respective successors and assigns, and extend to and be available to any subsequent holder of the Notes, as well as to the Bank; provided that the Borrower may not assign or otherwise transfer any of its rights under this Agreement.

8.5 Applicable Law. The Agreement and the Notes shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with, the laws of the State of North Carolina.



- - - - -30-

8.6 Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

8.7 Severability. If any provision of this Agreement shall be held invalid under any applicable laws, such invalidity shall not affect any other provision of this Agreement that can be given effect without the invalid provision, and, to this end, the provisions hereof are severable.

[End of Amended and Restated Term Loan Agreement - Signatures Omitted]

F. The Borrower and Tulstar are hereby released from liability under that certain Indemnification Agreement, dated as of July 1, 1992, by and between the Borrower, Tulstar and the Bank.

G.   This Agreement for Amended and Restated Loan
Agreement shall be binding upon and shall inure to the benefit of the successors and assigns of the parties hereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the year and day first above written.



			     BORROWER:

			     TULTEX CORPORATION

			     By:/s/ D. P. Shook
       				---------------
			     Name:Don P. Shook
       				  ------------
			     Title: Vice-President
				           --------------




			     BANK:

			     WACHOVIA BANK OF NORTH CAROLINA, N.A

			     By: /s/ Charlene A. Johnson
       				 -----------------------
       				 Vice President


- - - - -31-







				Exhibits



	  Exhibit A                               Term Note

	  Exhibit B                               Swap Note

	  Exhibit C                               Letter Agreement







- - - - -32-

								     Exhibit A



				  TERM NOTE



$20,833,333.33                                        _________________,  1994
                                          						 Winston-Salem, North Carolina



FOR VALUE RECEIVED, TULTEX CORPORATION, a Virginia corporation (the "Borrower"), promises to pay to the order of WACHOVIA BANK OF NORTH CAROLINA, N.A. (hereinafter referred to as the "Bank") the principal sum of TWENTY MILLION EIGHT HUNDRED THIRTY-THREE THOUSAND THREE HUNDRED THIRTY-THREE AND 33/100 DOLLARS ($20,833,333.33) in accordance with the terms and provisions of the Loan Agreement (as defined below) and in installments, on the dates and in the amounts provided in such Loan Agreement. The Borrower promises to pay interest on the unpaid principal amount of this Note on the dates and at the rate or rates provided for in the Loan Agreement. All such payments of principal and interest shall be made not later than 12:00 noon (Winston-Salem, North Carolina time) on the date when due in lawful money of the United States in Federal or other immediately available funds at the office of the Bank at 301 North Main Street, Winston-Salem, North Carolina 27101, or at such other place as the holder of this Note shall direct in writing. The entire principal amount of this Note and all accrued interest thereon shall be due and payable in full on the Maturity Date.

This Note is the Term Note referred to in that certain Agreement for Amended and Restated Term Loan Agreement, dated as of even date herewith (as the same may be modified or amended from time to time, the "Loan Agreement"), between the Borrower and the Bank. Terms defined in the Loan Agreement are used herein with the same meanings. Reference is made to the Loan Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.

All parties to this Note, including endorsers, sureties, and guarantors, if any, hereby waive presentment for payment, demand, protest, notice of nonpayment or dishonor and of protest, and any and all other notices and demands whatsoever, and agree to remain bound until the principal and interest are paid in full, notwithstanding any extensions of time for payment which may be granted even though the period or periods of extension be indefinite and notwithstanding any inaction by, or failure to assert any legal rights available to the holder of this Note.


IN WITNESS WHEREOF, the Borrower has caused this instrument to be executed under seal by its duly authorized officers on this ______ day of April, 1994, as of, however, the day and year first above written.



				     TULTEX CORPORATION

				     By:_______________________________________

				     Name:_____________________________________

				     Title:____________________________________





ATTEST:________________________________



Secretary



[CORPORATE SEAL]





- - - - -2-



				 Exhibit B

				 SWAP NOTE



$2,019,000.00                                          _________________, 1994
                                          						 Winston-Salem, North Carolina



FOR VALUE RECEIVED, TULTEX CORPORATION, a Virginia corporation (the "Borrower"), promises to pay to the order of WACHOVIA BANK OF NORTH CAROLINA, N.A. (hereinafter referred to as the "Bank") the principal sum of TWO MILLION NINETEEN THOUSAND AND NO/100 DOLLARS ($2,019,000.00) in accordance with the terms and provisions of the Loan Agreement (as defined below) and in installments, on the dates and in the amounts provided in such Loan Agreement. The Borrower promises to pay interest on the unpaid principal amount of this Note on the dates and at the rate or rates provided for in the Loan Agreement. All such payments of principal and interest shall be made not later than 12:00 noon (Winston-Salem, North Carolina time) on the date when due in lawful money of the United States in Federal or other immediately available funds at the office of the Bank at 301 North Main Street, Winston-Salem, North Carolina 27101, or at such other place as the holder of this Note shall direct in writing. The entire principal amount of this Note and all accrued interest thereon shall be due and payable in full on the Maturity Date.



This Note is the Swap Note referred to in that certain Agreement for Amended and Restated Term Loan Agreement, dated as of even date herewith (as the same may be modified or amended from time to time, the "Loan Agreement"), between the Borrower and the Bank. Terms defined in the Loan Agreement are used herein with the same meanings. Reference is made to the Loan Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.



All parties to this Note, including endorsers, sureties, and guarantors, if any, hereby waive presentment for payment, demand, protest, notice of nonpayment or dishonor and of protest, and any and all other notices and demands whatsoever, and agree to remain bound until the principal and interest are paid in full, notwithstanding any extensions of time for payment which may be granted even though the period or periods of extension be indefinite and notwithstanding any inaction by, or failure to assert any legal rights available to the holder of this Note.

































IN WITNESS WHEREOF, the Borrower has caused this instrument to be executed under seal by its duly authorized officers on this ______ day of April, 1994, as of, however, the day and year first above written.



				     TULTEX CORPORATION

				     By:_______________________________________

				     Name:____________________________________

				     Title:_____________________________________



ATTEST:________________________________

		     Secretary





[CORPORATE SEAL]







- - - - -2-



                       								     Exhibit C

February 24, 1994

Tultex Corporation
Tulstar Factors, Inc.
Post Office Box 5191
Martinsville, VA 24115

Attention:  Mr. John Franck

Re: Term Loan Agreement dated September 11, 1989 (the "Unamended Term Loan Agreement") among Tultex Corporation and Tulstar Factors, Inc. (collectively called the "Borrower") and Wachovia Bank of North Carolina, N.A., formerly Wachovia Bank and Trust Company, N.A. (the "Bank"), as amended pursuant to (i) a First Amendment to Term Loan Agreement dated as of January 30, 1992 (the "First Amendment") between the Borrower and the Bank,
(ii) a Second Amendment to Term Loan Agreement dated as of April 23, 1992 (the "Second Amendment") between the Borrower and the Bank, (iii) a Third Amendment to Term Loan Agreement dated as of October 2, 1992 (the "Third Amendment") between the Borrower and the Bank, (iv) a Fourth Amendment to Term Loan Agreement dated as of November 30, 1992 (the "Fourth Amendment") between the Borrower and the Bank, and (v) a Fifth Amendment to Term Loan Agreement dated as of July 4, 1993 (the "Fifth Amendment") between the Borrower and the Bank (the Unamended Term Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment hereinafter referred to as the "Loan Agreement")

Gentlemen:

Paragraph 5(a) of the Loan Agreement states that the Borrower shall observe and perform all of the covenants and agreements contained in Sections 5.1 through 5.17, inclusive, of those certain Note Agreements each dated as of June 1, 1992 between Tultex Corporation and the various purchasers named therein (collectively, the "Note Agreement"). The Borrower has requested that the Bank waive compliance with the Fixed Charges Coverage Ratio contained in Section 5.8 of the Note Agreement for the four (4) consecutive fiscal quarters ended on January 1, 1994. The Borrower has also requested that the Bank amend the Loan Agreement in certain respects.

Subject to satisfaction of the conditions hereinafter stated, the Bank hereby agrees that, on the Closing Date (as hereinafter defined), (1) the Bank shall waive for the four (4) consecutive fiscal quarters ended on January 1, 1994, the Fixed Charges Coverage Ratio contained in Section 5.8 of the Note Agreement and (2) the Bank shall amend as of January 1, 1994, the financial covenants contained or incorporated by reference in the Loan Agreement so that they are mutually acceptable to the Bank and the Borrower (which amendment shall include a step-down of the Funded Debt to Capitalization covenant contained in the Note Agreement). These agreements of the Bank are subject to satisfaction of the following conditions precedent:

(a) Payment by the Borrower to the Bank on a date mutually agreed to by the Borrower and the Bank, which date shall not be later than fifteen (15) days from the date of this letter (the "Closing Date"), of a non_refundable waiver fee equal to the sum of $50,000 in immediately available funds;

(b) Execution and delivery to the Bank by the Borrower of a copy of this letter signifying Borrower's consent and agreement to its terms;

(c) Receipt by the Bank of evidence, reasonably satisfactory to the Bank, that the Borrower has received on or prior to the Closing Date waivers with respect to any and all financial covenants then in default (including without limitation Section 5.8 of the Note Agreement) from all of Borrower's creditors whose debts are governed by loan or credit agreements;

(d) Receipt, review and approval by the Bank of amendments to the financial covenants contained in the loan or credit agreements of all of the Borrower's creditors whose debts are governed by loan or credit agreements, which amendments shall be consistent with those amendments to financial covenants agreed to by the Bank pursuant to this letter;

(e) The execution and delivery by the Borrower to the Bank as of the Closing Date of a written agreement pursuant to which the Borrower agrees for the benefit of the Bank to execute and deliver to the Bank, on that date within ten (10) days of the Closing Date as the Bank may request, a promissory note payable to the order of the Bank in a principal amount equal to the payments which the Bank shall be required to pay to unwind and settle any swap agreement or arrangement entered into by the Bank in connection with the loan (as originally extended in the amount of $50,000,000). Such promissory note shall bear interest at an annual rate equal to 90-day LIBOR (adjusted for reserve requirements) plus 3/4 of 1%, shall be payable in substantially equal quarterly principal payments (with interest) over the term of the Note (as defined in the Loan Agreement), and shall contain as events of default thereunder the failure to pay principal plus interest when due and the occurrence of an Event of Default under the Loan Agreement. Upon the execution and delivery of such promissory note, (i) the Borrower shall be released from any and all liability under that certain Indemnification Agreement, dated as of July 1, 1992, by and between the Borrower and the Bank, (ii) the Borrower shall be released from any obligation under the Loan Agreement or otherwise to pay to the Bank a prepayment premium, penalty or fee in connection with any prepayment of the loan, (iii) the per annum interest rate of the Note (as defined in the Loan Agreement) shall be changed to 90-day LIBOR (adjusted for reserve requirements) plus 3/4 of 1%, and (iv) Paragraph 3 of the Loan Agreement shall be amended and restated in its entirety to read as follows:

"3. The Borrower may prepay the indebtedness evidenced by the Note in whole or in part at any time without prepayment penalty, premium or fee."

The amendments to the Loan Agreement and Note contemplated by the precedingsentence may at the Bank's option be accomplished through the execution and delivery of amended and restated documents which incorporate those amendments and also amends and restates the Loan Agreement and Note in their entirety.

(f) Execution and delivery by the Borrower and the Bank as of the Closing Date of a Sixth Amendment to the Loan Agreement (or at the Bank's option of an Amended and Restated Loan Agreement) which, in addition to amending the financial covenants contained or incorporated by reference in the Loan Agreement, accomplishes the following:

(i) The Loan Agreement shall be amended to add thereto a new paragraph, which new paragraph shall be designated as Paragraph 3-A and shall read as follows:

"3-A. In the event the Borrower shall issue any stock or other securities other than to its officers and employees pursuant to a currently existing stock option plan ("Issuance") or shall sell or dispose of any of its property or assets (including without limitation a sale of the assets or stock of Logo 7, Inc.) other than in the ordinary course of business ("Asset Sale"), the Borrower shall be required to apply and pay to all holders (including the Bank) of Borrower's term debt, on a pro rata basis, on the date of such Issuance or Asset Sale, as the case may be, as a prepayment of the indebtedness evidenced by the Note (as defined in the Loan Agreement) and/or the promissory note referred to in paragraph (e) of this letter, in whole or in part, the proceeds of such Issuance or Asset Sale, as the case may be, after deducting therefrom all costs and expenses incurred by the Borrower in connection therewith. Any such prepayment shall be applied to installments of the Note (as defined in the Loan Agreement) and/or the promissory note referred to in paragraph (e) of this letter in inverse order of maturities.

(ii) Paragraph 5 of the Loan Agreement shall be amended to add thereto, immediately following subparagraph (b) thereof, the following subparagraph (c):

"(c) In the event that at any time this Agreement is in effect the Borrower or any Subsidiary shall enter into any agreement, guarantee, indenture or other instrument governing, relating to, providing for commitments to advance or guaranteeing any Financing or to amend any terms and conditions applicable to any Financing which agreement, guarantee, indenture or other instrument includes covenants, terms, conditions or defaults not substantially as, or in addition to those, provided in this Agreement, or more favorable to the lender or other counterpart thereunder than those provided in this Agreement, the Borrower shall promptly so advise the Bank. Thereupon, if the Bank shall request, upon notice to the Borrower, the Borrower and the Bank shall enter into an amendment to this Agreement providing for substantially the same such covenants, terms, conditions and defaults as those provided for in such agreement, guarantee, indenture or other instrument, mutatis mutandis, to the extent required and as may be selected by the Bank, such amendment to remain in effect, unless otherwise specified in writing by the Bank, for the entire duration of the stated term to maturity of such Financing (to and including the date to which the same may be extended at the Borrower's or such Subsidiary's option), notwithstanding that such Financing might be earlier terminated by prepayment, refinancing, acceleration or otherwise, provided that if any such agreement, guarantee, indenture or other instrument shall be modified, supplemented, amended or restated so as to modify, amend or eliminate from such agreement, guarantee, indenture or other instrument any such covenant, term, condition or default so made a part of this Agreement, then unless required by the Bank pursuant to this paragraph, such modification, supplement or amendment shall not operate to modify, amend or eliminate such covenant, term, condition or default as so made a part of this Agreement. As used herein, "Financing" means (i) any transaction or series of transactions for the incurrence by the Borrower or any Subsidiary of any Debt or for the establishment of a commitment to make advances which would constitute Debt of the Borrower or any Subsidiary, which Debt is not by its terms subordinate and junior to other Debt of the Borrower or any Subsidiary, (ii) an obligation incurred in a transaction or series of transactions in which assets of the Borrower or a Subsidiary are sold and leased back, or (iii) a sale of accounts or other receivables or any interest therein."

(g) Receipt by the Bank of evidence satisfactory to the Bank regarding the authority of the Borrower to execute and deliver the documents and perform the obligations contemplated by this letter.

(h) The Borrower shall pay the reasonable attorneys' fees and expenses incurred by the Bank in connection with this transaction.

All of the provisions of the Loan Agreement shall be and remain in full force and effect. If the terms of this letter are satisfactory to the Borrower, the Borrower should immediately sign and retain a copy of this letter to the Bank.



				     Very truly yours,



				     WACHOVIA BANK OF NORTH CAROLINA, N.A.

				     By:_______________________________________

				     Title:______________________________________



Consented and agreed to as of
the _______ day of
______________________, 1994.



TULTEX CORPORATION

By:____________________________

Title:___________________________


TULSTAR FACTORS, INC.

By:____________________________

Title:___________________________

























                              EXHIBIT 10.22






             		 FIRST AMENDMENT AND WAIVER TO CREDIT AGREEMENT

     THIS FIRST AMENDMENT AND WAIVER (the "First
Amendment") dated as of March 4, 1994, is to that Credit Agreement dated as of October 6, 1993 (as amended and modified hereby and as further amended and modified from time to time hereafter, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings assigned in the Credit Agreement), by and among TULTEX CORPORATION, a Virginia corporation (the "Borrower"), and THOSE SUBSIDIARIES AND CREDIT PARTIES party thereto and identified on the signature pages hereof (together with the Borrower sometimes being referred to as the "Credit Parties"), as Guarantors and Credit Parties, the Banks and Co-Agents identified therein, and NATIONSBANK OF NORTH CAROLINA, N.A., as Administrative Agent (the "Administrative Agent").

                 			   W I T N E S S E T H

     WHEREAS, the Banks have, pursuant to the terms of the Credit Agreement, made available to the Borrower a $225,000,000 credit facility;

     WHEREAS, the Borrower has requested certain waivers and modifications relating to the financial covenants contained therein; and

     WHEREAS, the Banks have agreed to the requested changes on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     A. The Banks hereby confirm and agree to a waiver of any Default or Event of Default which existed or may have existed prior to the date of this First Amendment on account of a violation of the Fixed Charges Coverage Ratio contained in
Section 6.11(d) of the Credit Agreement. The Borrower shall, however, hereafter keep and maintain such Fixed Charges Coverage Ratio in accordance with the terms of Section 6.11(d) of the Credit Agreement, as amended hereby.

     B. The Credit Agreement is amended in the following respects:

	     1.      The definition of "Applicable Margin" in Section
1.01 is amended and restated to read as follows:

     "Applicable Margin" means (i) in the case of Base
Rate Loans, 1/8%, (ii) in the case of Eurodollar Loans, 3/4%, and (iii) in the case of Adjusted CD Loans, 7/8%, subject, however, in each case to adjustment as provided in Section 2.22.

	     2.  The definitions of "Clawback Fee", "Estimated
Commitment Usage Amount", "Total Credit Usage" and "Unused
Estimated Commitment Usage Amount" are deleted in their entirety.

	     3.      The third, fourth and fifth sentences of Section
2.01 relating to requests for extension of the Termination Date by the Borrower are amended and modified to read as follows:

     The Borrower may, by notice to the Administrative
Agent, make written request of the Banks to extend the Termination Date for an additional one year period, but not in any event to a date later than October 6, 1998, any such request being made, in the case of the first such request for extension, on or after November 1, 1994, and thereafter within 90 days prior to an anniversary date of the Closing Date. The Administrative Agent will give prompt notice to each of the Banks of its receipt of any such request for extension of the Termination Date. Each Bank shall make a determination not later than 60 days after receipt of any such notice of request for extension from the Administrative Agent, as to whether or not it will agree to extend the Termination Date as requested; provided, however, that failure by any Bank to make a timely response to the Borrower's request for extension of the Termination Date shall be deemed to constitute a refusal by the Bank to extend the Termination Date.

	     4. Section 2.11(b) regarding the Commitment Fee is amended and restated in its entirety to read as follows:

     (b) Commitment Fee. In consideration for the Commitments by the Banks hereunder, the Borrower agrees to pay to the Administrative Agent quarterly in arrears on the 15th day following the last day of each of the Borrower's fiscal quarters for the ratable benefit of the Banks a commitment fee (the "Commitment Fee") of one-fourth of one percent (-%) per annum on the average daily unused amount of the Revolving Committed Amount for such prior quarter. For purposes of computation of the Commitment Fee, Committed Revolving Loans and LOC Obligations shall be considered as usage, but Competitive Loans shall not be considered as usage.

	     5. The Financial Covenants of Section 6.11 of the Credit Agreement are amended and restated to read as follows:

     6.11  Financial Covenants.

     (a) Consolidated Current Ratio. The Borrower will maintain at all times a Consolidated Current Ratio of at least
2.0 to 1.0.

     (b) Consolidated Tangible Net Worth. The Borrower will not permit Consolidated Tangible Net Worth on each Determination Date to be less than:

                                               							    Minimum
                                 					       Consolidated Tangible Net Worth



	     End of Fourth Quarter 1993
	       to Third Quarter 1994                         $129,000,000

	     End of Third Quarter 1994
	       and thereafter                                $133,000,000

;provided, however, the minimum Consolidated Tangible
Net Worth required hereunder shall increase on each Determination Date to occur after the Closing Date to an amount equal to the sum of (i) the Consolidated

- - - - -2-

Tangible Net Worth required to be maintained on the last day of the immediately preceding fiscal year, plus (ii) for Determination Dates occurring on and after the end of the Borrower's Fourth Quarter 1994, 50% of Consolidated Net Income for the fiscal year ending as of such Determination Date, in the case of a Determination
Date occurring at the end of the Borrower's Fourth Quarter, and for the immediately preceding fiscal year in all other cases (or if Consolidated Net Income is a deficit figure for such year, then zero), plus (iii) 100% of the net proceeds received by the Borrower or any Restricted Subsidiary pursuant to any Equity Transaction from and after the Closing Date.

     (c) Leverage Ratio.  On each Determination Date the
Borrower will not permit the ratio of the aggregate outstanding principal amount of Consolidated Funded Debt to Consolidated
Total Capitalization to exceed:


		     Determination Date Occurring            Leverage Ratio

		     Last day of the first quarter
		     of fiscal year 1994                       .65 to 1.0

		     Last day of the second and third
		     quarters of fiscal year 1994              .70 to 1.0

		     Last day of the fourth quarter
		     of fiscal year 1994 and thereafter        .65 to 1.0

     (d) Fixed Charges Coverage Ratio. The Borrower will keep and maintain as of each Determination Date for a period of four consecutive fiscal quarters then ending a ratio of Net Income Available for Fixed Charges to Fixed Charges of not less than the following:

		     Determination Date Occurring            Coverage Ratio

		     Last day of the first and second          .60 to 1.0
		     quarters of fiscal year 1994

		     Last day of the third quarter of          .75 to 1.0
		     fiscal year 1994

		     Last day of the last quarter of           1.0 to 1.0
		     fiscal year 1994

		     Last day of the first quarter of          1.5 to 1.0
		     1995 and thereafter


     (e)  Capital Expenditures.  The Borrower and its
Restricted Subsidiaries will not make, incur or permit Capital
Expenditures in excess of (i) $15,000,000 for its fiscal year
1994, or (ii) $30,000,000 for its fiscal year 1995 and each fiscal year thereafter.

     6. The reference in subpart (i) of the definition of "substantial part" in Section 7.05(a) to "10% of Consolidated
Assets" is hereby decreased and amended to read "5% of Consolidated Assets".

     C.      The Borrower hereby represents and warrants that:

     (i) any and all representations and warranties made by the Borrower and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this First Amendment; and


- - - - -3-

    (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this First Amendment.

     D. This First Amendment shall not be effective until receipt by the Administrative Agent of the following in form and substance satisfactory to the Banks:

     1.      Executed Documents.  Executed copies of this
First Amendment.

     2.      Amendment Fee.  Payment to the Administrative
Agent for the ratable benefit of the Banks of an amendment fee of $225,000 (representing 10 b.p. on the total aggregate
Revolving Committed Amount).

     3. Legal Opinion. The favorable legal opinion of Hunton & Williams, counsel to the Borrower and other Credit
Parties, addressed to the Administrative Agent and the Banks and satisfactory to Moore & Van Allen, special counsel to the Administrative Agent and the Banks.

     4. Corporate Resolutions. Resolutions of the Board of Directors of Tultex certified by its secretary or assistant secretary, each dated as of the date of this First Amendment, approving and adopting this First Amendment, and the related documentation referred to in (1) above, and authorizing the execution and delivery thereof.

     5. Other Information. Such other information and documents as the Administrative Agent may reasonably request.

     E. The Borrower will execute such additional documents as are reasonably requested by the Administrative
Agent to reflect the terms and conditions of this First
Amendment.

     F. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

     G. The Borrower agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this First Amendment, including without limitation the reasonable fees and expenses of the Administrative Agent's legal counsel.

     H. This First Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this First Amendment to produce or account for more than one such counterpart.

     I. This First Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.



- - - - -4-


     IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this First Amendment to Credit Agreement to be duly executed under seal and delivered as of the date and year first above written.





BORROWER:

				     TULTEX CORPORATION,
				     a Virginia corporation


				     By____________________________

				     Title_________________________





GUARANTORS:



				     DOMINION STORES, INC.,
				     a Virginia corporation

				     By____________________________

				     Title_________________________


				     LOGO 7, INC.,
				     a Virginia corporation

				     By____________________________

				     Title_________________________


				     UNIVERSAL INDUSTRIES, INC.,
				     a Massachusetts corporation

				     By____________________________

				     Title_________________________



- - - - -5-


							   Signature Pages to
					   Tultex Corporation First Amendment
						  dated as of March ___, 1994





BANKS:



				     NATIONSBANK OF NORTH CAROLINA, N.A.,
				     individually in its capacity as a
				     Bank and in its capacity as Co-Agent and Administrative Agent

				     By_____________________________

				     Title__________________________


				     FIRST UNION NATIONAL BANK OF NORTH CAROLINA, individually in its capacity as a Bank and in its capacity as a Co-Agent

				     By_____________________________

				     Title__________________________


				     PHILADELPHIA NATIONAL BANK,
				     incorporated as CoreStates Bank, N.A.,
				     individually in its capacity as a Bank
				     and in its capacity as a Co-Agent

				     By_____________________________

				     Title__________________________


				     SIGNET BANK/VIRGINIA

				     By_____________________________

				     Title__________________________


				     CRESTAR BANK

				     By_____________________________

				     Title__________________________


				     FIRST NATIONAL BANK OF MARYLAND

				     By_____________________________

				     Title__________________________


- - - - -6-







							    Signature Pages to
					    Tultex Corporation First Amendment
						   dated as of March ___, 1994



				     FLEET BANK OF MASSACHUSETTS, N.A.

				     By_____________________________

				     Title__________________________


				     NATIONAL CITY BANK, KENTUCKY

				     By_____________________________

				     Title__________________________


				     BANK HAPOALIM B.M.

				     By_____________________________

				     Title__________________________


				     BANK OF TOKYO TRUST

				     By_____________________________

				     Title__________________________


				     NBD BANK, N.A. (successor by merger
				     to INB National Bank)

				     By_____________________________

				     Title__________________________


				     THE SANWA BANK LTD.

				     By_____________________________

				     Title__________________________





- - - - -7-