Form 10-Q
period 1994-07-02
TULTEX CORP
filed 1994-08-12
CIK 100166

UNITED STATES
            		      SECURITIES AND EXCHANGE COMMISSION
                    		   Washington, D.C. 20549

                            			FORM    10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   July 2, 1994
                            				 ------------

                           				     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                      		       ---------------      ---------------
             		      Commission file number    1-8016
                                         						------

                   			    TULTEX    CORPORATION
     	   (Exact name of registrant as specified in its charter)

Virginia                            54-0367896
- -------------------------------     ---------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia   24115
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  703-632-2961
                                          						    ------------

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of August 2, 1994
- ----------                         --                  --------------




PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Income (Unaudited - $000's omitted except in shares
                            				  and per share data)
July 2, 1994 (and July 3, 1993)


               		       Three Months Ended           Six Months Ended
               		       --------------------------    -------------------------
               		       July 2, 1994  July 3, 1993   July 2, 1994  July 3, 1993
                        --------------------------   --------------------------
Net Sales and
 Other Income           $    101,900  $    100,238   $    188,194  $    191,260
                	       ------------  ------------   ------------  ------------

Costs and Expenses:
Cost of Products Sold         77,309        71,718        139,328       135,598
Depreciation                   6,256         5,467         12,447        10,993
Selling, General and
 Administrative               18,861        18,354         40,998        38,596
Interest                       4,366         4,018          8,229         7,687
                		      ------------  ------------   ------------  ------------
 Total Cost and
   Expenses                  106,792        99,557        201,002       192,874
                	       ------------  ------------   ------------  ------------
Income (Loss) Before
 Income Taxes                 (4,892)          681        (12,808)       (1,614)
Provision for Income
 Taxes (Note 3)               (1,859)          246         (4,867)         (606)
                		      ------------  ------------   ------------  ------------
Net Income  (Loss)            (3,033)          435         (7,941)       (1,008)

Preferred Dividend
 Requirement (Note 4)           (283)         (284)          (567)         (567)
                		      ------------  ------------   ------------  ------------
Balance Applicable to
 Common Stock           $     (3,316) $        151   $     (8,508) $     (1,575)
                		      ============  ============   ============  ============
Weighted Average
 Number of Common
 Shares Outstanding       29,801,703    28,920,825     29,562,304    28,899,509
                		      ============  ============   ============  ============
Net Income (Loss) Per
 Common Share (Note 4)  $       (.11) $        .01   $       (.29) $       (.05)
                		      ============  ============   ============  ============
Dividends Per Common
 Share (Note 4)         $        .00  $        .05   $        .05  $        .10
                		      ============  ============   ============  ============










Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
July 2, 1994 (and January 1, 1994)

Assets                                 July 2, 1994     January 1, 1994
- ------                                 ------------     ---------------

Current Assets:

Cash                                   $      5,476     $         6,754
Accounts Receivable (Net of
 allowances for doubtful accounts
 and returns of $2,519 (July) and
 $2,374 (January)                            94,893             116,383
Inventories (Note 2)                        206,465             157,278
Prepaid Expenses                             16,267               8,276
                            				       ------------     ---------------
  Total Current Assets                      323,101             288,691
Fixed Assets - Net Book Value               144,753             151,775
Intangible Assets                            27,375              27,983
Other Assets                                  6,344               6,516
                            				       ------------     ---------------
Total Assets                           $    501,573     $       474,965
                            				       ============     ===============

Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
Current Maturities of Long-Term Debt   $     28,337     $         8,524
Accounts Payable                             19,259              18,170
Federal and State Income Taxes
 Payable (Note 3)                            (3,667)              2,785
Other Accounts Payable and Accrued
 Expenses                                    14,755              15,659
                            				       ------------     ---------------
  Total Current Liabilities                  58,684              45,138
Long-Term Debt, Less Current
 Maturities                                 253,658             230,914
Other Liabilities                            19,448              19,716
Stockholders'  Equity:
Five Percent Cumulative Preferred
 Stock (Note 4)                                 198                 198
Series B Preferred Stock (Note 4)            15,000              15,000
Common Stock (Note 4)                        29,807              29,053
Capital in Excess of Par Value                5,279               1,889
Retained Earnings                           123,389             133,107
                            				       ------------     ---------------
                                   					    173,673             179,247
Less Notes Receivable -
 Stockholders (Note 6)                        3,890                  50
                            				       ------------     ---------------
Total Stockholders' Equity                  169,783             179,197
                            				       ------------     ---------------
Total Liabilities and Stockholders'
 Equity                                $    501,573     $       474,965
                            				       ============     ===============





Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Six Months Ended July 2, 1994 (and July 3, 1993)



                                          						 Six Months Ended
                                          						 -----------------------------
Operations:                                      July 2, 1994     July 3, 1993
                                          						 ------------     ------------
Net Income  (Loss)                               $     (7,941)    $     (1,008)
Items not Requiring (Providing) Cash:
 Depreciation                                          12,447           10,993
 Amortization of  Intangible Assets                       608              608
 Deferred Income Taxes                                    -                -
 Other Deferrals                                         (268)             495

Changes in Assets and Liabilities:
 Accounts Receivable                                   21,490           17,288
 Inventories                                          (49,187)         (74,844)
 Prepaid Expenses                                      (7,991)            (802)
 Accounts Payable and Accrued Expenses                    185            5,993
 Income Taxes Payable                                  (6,452)          (5,132)
                                          						 ------------     ------------

Cash Provided (Used) by Operations                    (37,109)         (46,409)
					                                          	 ------------     ------------
Investing Activities:
 Additions to Property, Plant and Equipment            (5,425)         (17,855)
 Additions to Other Assets                                172             (277)
                                          						 ------------     ------------

Cash Provided (Used) by Investing Activities           (5,253)         (18,132)
                                          						 ------------     ------------
Financing Activities
 Issuance of Short-Term Borrowings                        -             69,200
 Issuance of Long-Term Debt                            47,019              -
 Payments on  Long-Term Debt                           (4,462)             (95)
 Cash Dividends Paid (Note 4)                          (1,774)          (3,459)
 Proceeds From Exercise of  Stock Options                  26              698
 Proceeds From Employee Stock Plan  (Note 6)              275              -
				                                          		 ------------     ------------

Cash Provided (Used) by Financing Activities           41,084           66,344
				                                          		 ------------     ------------

Net Increase (Decrease) in Cash                        (1,278)           1,803

Cash at End of Prior Year                               6,754            3,603
                                          						 ------------     ------------

Cash at End of Period                            $      5,476     $      5,406
			                                          			 ============     ============







TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
July 2, 1994

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

(In thousands of dollars)                   July 2, 1994     January 1, 1994
                                   					    ------------     ---------------

Raw Materials                               $     28,017     $        29,291
Supplies                                           3,772               3,735
Work-in-process                                   18,379              11,956
Finished Goods                                   156,297             112,296
                                   					    ------------     ---------------
Total Inventory                             $    206,465     $       157,278
                                   					    ============     ===============

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1994 and 1993). There were no dividends declared on the company's five percent cumulative preferred stock for the three month period ended July 2, 1994. Prior to second quarter 1994 all regular dividends on the five percent cumulative preferred stock had been declared and paid. Cumulative dividends that have not been declared or paid as of July 2, 1994 amounted to $2,469.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding (1994 and 1993). There were no dividends declared on the company's Series B preferred stock for the three month period ended July 2, 1994. Prior to second quarter 1994 all regular dividends on the Series B cumulative preferred stock had been declared and paid. Cumulative dividends that have not been declared or paid as of July 2, 1994 amounted to $281,250.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,806,793 (July 2, 1994) and 28,960,126 (July 3, 1993). There
were no dividends declared on the company's common stock for the three month period ended July 2, 1994. A dividend of $.05 per common share was declared and paid for the first quarter of 1994.






NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first six months of 1994 and 1993 of 29,562,304 and 28,899,509, respectively. Although the preferred dividend was not declared in the second quarter, it has been reflected in the calculation of income (loss) per common share.

NOTE 6 -   In February 1994, the company initiated the Salaried Employees'
Stock Purchase Plan. Under the plan, certain employees elected to purchase shares of the company's common stock, in lieu of a salary reduction, in amounts ranging from 20-30% of their annual salary. Employees will pay for the stock through payroll deductions over a 60-month period. The shares are being held by the company and interest of 6% per annum will be charged until the end of the 60-month period. The price of the shares was fixed at $5.50 per share.















































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
  Operations
July 2, 1994

Results of Operations
- ---------------------
The company changed its method for determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of 1993. This change has been applied by retroactively restating all prior periods presented.

Income and Expenses as a Percentage of Sales

                            				       Three Months Ended    Six Months Ended
                             			       ------------------    ------------------
                                  					7/02/94  7/03/93      7/02/94  7/03/93
                            				       -------- ---------    -------- ---------
Net Sales and Other Income               100.0%    100.0%      100.0%   100.0%

Cost of Products Sold                     75.9      71.6        74.0     70.9
Depreciation                               6.1       5.4         6.6      5.7
Selling, General and Administrative       18.5      18.3        21.8     20.2
Interest                                   4.3       4.0         4.4      4.0
                            				       -------- ---------    -------- --------
Total Costs and Expenses                (104.8)     99.3      (106.8)  (100.8)
                            				       -------- ---------    -------- --------
Income Before Taxes                       (4.8)       .7        (6.8)     (.8)
Provision for Income Taxes                (1.8)       .3        (2.6)     (.3)
                            				       -------- ---------    -------- --------
Net Income                                (3.0)%      .4%       (4.2)%    (.5)%
                            				       ======== =========    ======== ========

Net sales and other income for the second quarter of 1994 increased $1.7 million, or about 2%, over the second quarter of 1993, while six-month revenues were down $3.1 million this year compared to last. The quarter to quarter increase is due to substantially higher shipments of T-shirts and other jersey products and increased headwear sales partially offset by lower unit sales and price erosion of non-decorated fleecewear and imprinted licensed apparel. Six-month sales of headwear are up more than 65% compared to last year; however, this increase was more than offset by sales price and volume declines in our main activewear business resulting in consolidated 1994 first-half revenues which were 2% lower than in the same period last year. As previously reported, the fleece and jersey activewear industry experienced rapid growth in the late 1980's which ultimately led to overexpansion and excess capacity when demand fell early in the fourth quarter of 1993. At that time orders were canceled, shipments abruptly decelerated and manufacturers' inventories mounted. Those high inventories further sustained downward price pressure during the first half of 1994 resulting in lower revenues and margins than the comparable periods in the prior year.

Management believes conditions are now turning more favorable as excess capacity seems to be diminishing due to the closing of several smaller manufacturers and the downsizing of others. Also the company has received additional orders for private label heavyweight, cotton-rich fleece at The company began sales of its higher-margin Discus Athletic (registered trademark) brand to Sears late in the second quarter. This product will be offered nationwide through 800 Sears retail stores in a new program during the second half of 1994.

Management is cautious about results for the balance of 1994 due to recent price increases for cotton and polyester which comprise the bulk of our raw material costs. However, due to the fall seasonality of our business and current order backlogs, we believe results over the next six months will exceed 1993's second half. Non-decorated apparel order backlogs were $194 million at July 2, 1994, while licensed sportswear and caps totaled $52 million at the same time. For most of the first half the company operated on reduced schedules to control buildup of inventory. Presently our apparel plants are running at normal capacity and should experience more favorable absorption of fixed costs.

Cost of products sold as a percentage of sales increased from 72% for the second quarter of 1993 to 76% for the comparable period of 1994. This increase is primarily due to a higher proportion of jersey sales, which traditionally yield lower margins than fleece and reduced operating schedules late in 1993 and early in 1994. Also, a significant portion of 1994 business was booked at lower prices to meet increased competition due to industry wide excess capacity and high inventories at the end of 1993.

On a second-quarter to second-quarter comparison, depreciation expense increased $789 thousand or 14% over 1993, and for the six months depreciation was up $1.5 million or 13%. Both increases are due to the amortization of capital expenditures purchased in 1993 and the first half of 1994. During those eighteen months the company spent $28 million primarily for yarn spinning and jersey fabric manufacturing equipment.

As a percentage of sales, selling, general and administrative expenses were 22% and 20% for the first half of 1994 and 1993, respectively. During the second quarter of each year S,G&A expenses approximated 18% of revenues. The six-month percentage increase is mainly due to a combination of higher promotion and advertising expenses coupled with lower sales in 1994 compared to the same period of 1993. Additionally, royalty and sales commission expenses are higher in 1994 due to increased sales of licensed headwear, and employee wages and salaries are up due to increased staffing at our licensed apparel subsidiary, Logo 7, Inc.

Interest expense during the second quarter of 1994 was $348 thousand or 9% more than the second quarter of 1993, and for the six months ended July 2, 1994 was up $542 thousand or 7% over the first half of 1993. Both increases are due to higher interest rates and higher borrowings in 1994 over prior periods. The company has experienced increased working capital needs primarily due to the extension of payment terms to many of our customers and to fund a higher proportion of operating costs during the first half of 1994 as a result of less cash realized on lower fourth-quarter 1993 sales.

The effective rate for combined federal and state income taxes approximated 38% of pretax income for both the three and six months ended July 2, 1994 and for the six months ended July 3, 1993. The rate used to compute income taxes during the second quarter of 1993 was slightly less in order to bring last year's six-month tax estimate in line with income tax rates anticipated for the entire year.

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


Certain hourly employees at the Tultex Martinsville/Henry County facilities have petitioned the National Labor Relations Board to determine representation by the Amalgamated Clothing and Textile Workers Union. An election is scheduled for August 17-18, 1994.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------
Net working capital at July 2, 1994 increased $21 million from year-end 1993 due mainly to higher inventories and prepaid expenses partially offset by lower receivables and greater short-term debt. Compared to twelve months earlier, net working capital is $152 million higher at July 2, 1994 due to the refinancing of short-term debt now classified as long-term.

Accounts receivable decreased $21 million from January 1, 1994 to July 2, 1994 due to the seasonality of fleecewear shipments. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support the second-half shipment volume and accordingly are up $49 million at July 2, 1994 since year-end 1993. Compared to the same time last year, inventories increased approximately $2 million or less than 1%. The current ratio at July 2, 1994 was 5.5 compared to 6.4 at January 1, 1994, and 1.6 at July 3, 1993. As mentioned earlier, the change from the beginning of the year was due mainly to inventory buildup and the large difference from twelve months earlier is due to the refinancing of short-term debt as described below.

On October 7, 1993, the company began operating with a two-year $225 million revolving credit facility. This facility replaced the company's short-term credit lines. Average borrowings under this facility during the second quarter of 1994 were $142 million at an average annual rate of 4.9%. The highest single day balance reached during the first six months was $166 million on June 23, 1994. Long-term debt at July 2, 1994, consisted primarily of unsecured senior notes totaling $76 million, $166 million outstanding under the new revolver and $12 million due under a term loan. The current portion of long-term debt includes $19 million of the senior notes due at the end of June 1995 and a total of $9 million due in equal quarterly payments of approximately $2 million. As previously reported, the company has renegotiated certain loan covenants of its long-term loan agreements to permit greater operating flexibility in 1994. At the end of the second quarter of 1994, the company was in compliance with all debt covenants.

Stockholders' equity decreased $9 million during the first six months of 1994 primarily due to the net loss for the period of $8 million and cash dividends of $2 million. A new employee stock purchase plan contributed $4 million of additional equity but was almost entirely offset by stockholder loans to employees to finance their purchases of the newly issued common shares. On April 21, 1994, the Board of Directors voted to suspend further dividend payments until such time as cash flow and profitability are sufficient to support them.










For the first six months of 1994 net cash used by operations was $37 million. Cash generated from the collection of receivables and depreciation expense was offset by increased inventories, higher prepaid expenses, lower federal and state income taxes payable and the net loss for the period. Cash used by investing activities of $5 million was primarily used to finance purchases of machinery and equipment. Cash provided by financing activities of $41 million was derived principally from additional borrowings of $47 million offset by cash dividends and debt repayments totaling approximately $6 million. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1994. Starting in June of 1995 and continuing for four years thereafter until fully repaid, annual principal payments of $19 million are due on the $95 million notes. The outstanding balance of the term loan is being repaid at approximately $2 million per quarter through September 1996. The $225 million revolver has an initial two-year term which expires in November 1995 and is renewable annually for three additional one-year terms.












































TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

In June, 1994 a suit alleging trademark infringement by L.A. Gear, Inc. against the company's subsidiary Logo 7 was dismissed in U.S. District Court in the Central District of California after the parties reached an informal resolution.

The nature of the company's business ordinarily results in litigation which is considered immaterial and incidental.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On May 19, 1994 at the company's Annual Meeting of Stockholders held in Martinsville, VA there were three matters submitted to a vote of security holders.

1. A Board of Directors, consisting of ten persons, was elected for the ensuing year.

2. The Board of Directors appointment of Price Waterhouse, independent accountants, as auditors for fiscal 1994 was ratified.

3. The following amendments to the 1990 Stock Option Plan were approved as one proposal:

    (a) authorization to issue an additional 500,000 shares of Common Stock upon exercise of options granted under the Plan; (2) provided that no option may be granted under the Plan after October 27, 2003; and (3) provided that no Participant may be granted options in any calendar year for more than 50,000 shares of Common Stock.

The actual vote count for these matters is summarized below.

Board of Directors:
					     Authority            Broker
     Director                   For          Withheld   Abstain   Non-Votes
     -------------------------  ----------   ---------  -------   ---------
     Charles W. Davies, Jr.     24,823,033   771,824       0         0
     Lathan M. Ewers, Jr.       25,019,374   575,483       0         0
     John M. Franck             24,820,095   774,762       0         0
     William F. Franck          24,988,985   605,872       0         0
     J. Burness Frith           24,995,565   599,292       0         0
     Irving M. Groves, Jr.      24,946,580   648,277       0         0
     H. Richard Hunnicutt, Jr.  24,764,223   830,634       0         0
     Bruce M. Jacobson          25,015,842   579,015       0         0
     Richard M. Simmons, Jr.    24,946,760   648,097       0         0
     John M. Tully              24,810,753   784,104       0         0

Auditors:                                    Authority            Broker
     Independent Accountant     For          Withheld   Abstain   Non-Votes
     ----------------------     ----------   ---------  -------   ---------
     Price Waterhouse           25,394,032     130,844   69,981      0




Stock Option Plan:                           Authority            Broker
     Proposal                   For          Withheld   Abstain   Non-Votes
     --------                   ----------   ---------  -------   ---------
     Amendments to 1990
     Stock Option Plan          24,039,277   1,419,383  136,197      0

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     --------

     None


(b)  Reports on Form 8-K
     -------------------

     None

Items 2, 3 and 5 are inapplicable and are omitted.










































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                            				       TULTEX CORPORATION
                            				       ------------------
                            				       (Registrant)







Date August 12, 1994                   /s/ J. M. Franck
     ---------------                   --------------------------------
                            				       J. M. Franck, Chairman and Chief
                            				       Executive Officer

Date August 12, 1994                   /s/ D. P. Shook
     ---------------                   ------------------------------------
                            				       Vice President - Human and Financial
                             			       Services