Form 10-Q/A
period 1994-07-02
TULTEX CORP
filed 1994-08-12
CIK 100166

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
                                         						------

                   			    TULTEX    CORPORATION
     	   (Exact name of registrant as specified in its charter)

Virginia                            54-0367896
- - -------------------------------     ---------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia   24115
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  703-632-2961
                                          						    ------------

- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of August 2, 1994
- - ----------                         --                  --------------




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
                		      ============  ============   ============  ============










Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
July 2, 1994 (and January 1, 1994)

Assets                                 July 2, 1994     January 1, 1994
- - ------                                 ------------     ---------------

Current Assets:

Cash                                   $      5,476     $         6,754
Accounts Receivable (Net of
 allowances for doubtful accounts
 and returns of $2,519 (July) and
 $2,374 (January)                            94,893             116,383
Inventories (Note 2)                        206,465             157,278
Prepaid Expenses                             16,267               8,276
                            				       ------------     ---------------
  Total Current Assets                      323,101             288,691
Fixed Assets - Net Book Value               144,753             151,775
Intangible Assets                            27,375              27,983
Other Assets                                  6,344               6,516
                            				       ------------     ---------------
Total Assets                           $    501,573     $       474,965
                            				       ============     ===============

Liabilities and Stockholders' Equity
- - ------------------------------------
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















































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
  Operations
July 2, 1994

Results of Operations
- - ---------------------
The company changed its method for determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of 1993. This change has been applied by retroactively restating all prior periods presented.

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

Financial Condition, Liquidity and Capital Resources
- - ----------------------------------------------------
Net working capital at July 2, 1994 increased $21 million from year-end 1993 due mainly to higher inventories and prepaid expenses partially offset by lower receivables and greater short-term debt. Compared to twelve months earlier, net working capital is $152 million higher at July 2, 1994 due to the refinancing of short-term debt now classified as long-term.

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












































TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- - --------------------------

In June, 1994 the company's subsidiary Logo 7, Inc. and L.A. Gear, Inc., a sportswear manufacturer located in southern California, entered into an agreement in complete settlement of a trademark infringement claim filed by
L. A. Gear in federal district court in California against Logo 7 and related declaratory judgment action filed by Logo 7 against L. A. Gear in federal district court in Indiana. L.A. Gear agreed that Logo 7 could advertise and manufacture products with the current Logo Athletic trademark into 1995. As part of the agreement, Logo 7 has paid L.A. Gear a financial settlement which for accounting purposes is being expensed as the merchandise bearing the Logo 7 trademark is sold through June 30, 1995. Expensing the settlement payment over this period is not expected to have a material effect on the consolidated financial position, results of operations or liquidity of the company for any of the affected accounting periods. The agreement with L. A. Gear does not affect any other Logo Athletic brand advertising, and in the opinion of management, a revised trademark can be designed and implemented without any adverse effect on the Logo Athletic franchise.

The nature of the company's business ordinarily results in litigation which is considered immaterial and incidental.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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