Form 10-Q
period 1994-10-01
TULTEX CORP
filed 1994-11-15
CIK 100166

UNITED STATES
                  		 SECURITIES AND EXCHANGE COMMISSION
                   	     Washington, D.C. 20549

                         				 FORM    10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 1, 1994
                            				 ---------------

                         				       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                     			       ---------------    ---------------
                   		     Commission file number    1-8016
                                        					       ------

                       			     TULTEX    CORPORATION
                       			     ---------------------
         	     (Exact name of registrant as specified in its charter)

Virginia                               54-0367896
- - - - -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia   24115
- - - - ------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code 703-632-2961
                                          						   ------------

- - - - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X        No
                                          						     ----------      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of November 4, 1994
- - - - ----------                         --                  ----------------



PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Income (Unaudited - $000's omitted except in shares
				  and per share data)
October 1, 1994 (and October 2, 1993)

                              			 Three Months Ended                Nine Months Ended
                              			 --------------------------------  --------------------------------
                              			 October 1, 1994  October 2, 1993  October 1, 1994  October 2, 1993
                                  ---------------  ---------------  ---------------  ---------------
Net Sales and
 Other Income                     $       208,931  $       187,109  $       397,125  $       378,369
                              			 ---------------  ---------------  ---------------  ----------------

Costs and Expenses:
Cost of Products Sold                      59,373          143,025          298,701          278,623
Depreciation                                5,773            5,780           18,220           16,773
Selling, General and
  Administrative                           26,887           26,217           67,885           64,813
Interest                                    4,974            4,650           13,203           12,337
                              			 ---------------  ---------------  ---------------  ---------------
Total Cost and
 Expenses                                 197,007          179,672          398,009          372,546
                              			 ---------------  ---------------  ---------------  ---------------
Income (Loss) Before
 Income Taxes                              11,924            7,437             (884)           5,823

Provision for Income
 Taxes (Note 3)                             4,531            2,767             (336)           2,161
                              			 ---------------  ---------------  ---------------  ---------------
Net Income  (Loss)                          7,393            4,670             (548)           3,662

Preferred Dividend
 Requirement (Note 4)                        (284)            (284)            (851)            (851)
                              			 ---------------  ---------------  ---------------  ---------------

Balance Applicable to
 Common Stock                     $         7,109  $         4,386  $        (1,399) $         2,811
                              			 ===============  ===============  ===============  ===============

Weighted Average
 Number of Common
 Shares Outstanding                    29,806,793       28,998,882       29,643,801       28,932,633
                              			 ===============  ===============  ===============  ===============

Net Income (Loss) Per
 Common Share
 (Notes 4 and 5)                  $           .24  $           .15  $          (.05) $           .10
                              			 ===============  ===============  ===============  ===============

Dividends Per Common
Share (Note 4)                    $           .00  $           .05  $           .05  $           .15
                              			 ===============  ===============  ===============  ===============


Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
October 1, 1994 (and January 1, 1994)

Assets                                   October 1, 1994     January 1, 1994
- - - - ------                                   ---------------     ---------------

Current Assets:

Cash                                     $        14,726     $         6,754
Accounts Receivable - Net of
 allowances for doubtful accounts
 and returns of $1,835 (October) and
 $2,374 (January)                                180,395             116,383
Inventories (Note 2)                             165,593             157,278
Prepaid Expenses                                  15,040               8,276
                                    				 ---------------     ---------------
  Total Current Assets                           375,754             288,691
Fixed Assets - Net Book Value                    140,660             151,775
Intangible Assets                                 27,071              27,983
Other Assets                                       6,021               6,516
                                   					 ---------------     ---------------
Total Assets                             $       549,506     $       474,965
                                   					 ===============     ===============


Liabilities and Stockholders' Equity
- - - - ------------------------------------
Current Liabilities:
Notes Payable to Banks                   $         3,000     $          -
Current Maturities of Long-Term Debt
 (Note 7)                                         28,346               8,524
Accounts Payable                                  25,180              18,170
Federal and State Income Taxes
 Payable (Note 3)                                    889               2,785
Other Accounts Payable and Accrued
 Expenses                                         18,917              15,659
                                   					 ---------------     ---------------
  Total Current Liabilities                       76,332              45,138
Long-Term Debt, Less Current
 Maturities (Note 7)                             277,321             230,914
Other Liabilities                                 18,490              19,716
Stockholders'  Equity:
Five Percent Cumulative Preferred
 Stock (Note 4)                                      198                 198
Series B Preferred Stock (Note 4)                 15,000              15,000
Common Stock (Note 4)                             29,807              29,053
Capital in Excess of Par Value                     5,279               1,889
Retained Earnings                                130,783             133,107
                                   					 ---------------     ---------------
                                          						 181,067             179,247
Less Notes Receivable -
 Stockholders (Note 6)                             3,704                  50
                                   					 ---------------     ---------------
Total Stockholders' Equity                       177,363             179,197
                                   					 ---------------     ---------------

Total Liabilities and Stockholders'
 Equity                                  $       549,506     $       474,965
                                   					 ===============     ===============

Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Nine Months Ended October 1, 1994 (and October 2, 1993)


                                   					    Nine Months Ended
                                   					    -----------------------------------
                                   					    October 1, 1994     October 2, 1993
                                   					    ---------------     ---------------
Operations:

Net Income  (Loss)                          $          (548)    $         3,662
Items not Requiring (Providing) Cash:
 Depreciation                                        18,220              16,773
 Amortization of  Intangible Assets                     912                 912
 Deferred Income Taxes                                 -                   -
 Other Deferrals                                     (1,226)               (187)


Changes in Assets and Liabilities:
 Accounts Receivable                                (64,012)            (49,717)
 Inventories                                         (8,315)            (59,137)
 Prepaid Expenses                                    (6,764)             (1,328)
 Accounts Payable and Accrued Expenses               10,268              13,487
 Income Taxes Payable                                (1,896)             (1,450)
                                   					    ---------------     ---------------

Cash Provided (Used) by Operations                  (53,361)            (76,985)
                                   					    ---------------     ---------------

Investing Activities:
 Additions to Property, Plant and
  Equipment                                          (7,105)            (20,556)
 Additions to Other Assets                              495              (1,456)
                                  					    ----------------    ---------------

Cash Provided (Used) by Investing
 Activities                                          (6,610)            (22,012)
                                   					    ---------------     ---------------

Financing Activities
 Issuance of Short-Term Borrowings                    3,000             103,500
 Issuance of Long-Term Debt                          73,019                -
 Payments on  Long-Term Debt                         (6,790)               (139)
 Cash Dividends Paid (Note 4)                        (1,774)             (5,195)
 Proceeds From  Stock Plans  (Note 6)                   488               1,358
                                   					    ---------------     ---------------

Cash Provided (Used) by Financing
 Activities                                          67,943              99,524
                                   					    ---------------     ---------------

Net Increase in Cash                                  7,972                 527

Cash at End of Prior Year                             6,754               3,603
                                   					    ---------------     ---------------

Cash at End of Period                       $        14,726     $         4,130
					                                       ===============     ===============

TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
October 1, 1994



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

(In thousands of dollars)                  October 1, 1994     January 1, 1994
                                   					   ---------------     ---------------

Raw Materials                              $        25,581     $        29,291
Supplies                                             3,679               3,735
Work-in-process                                     18,628              11,956
Finished Goods                                     117,705             112,296
                                   					   ---------------     ---------------
Total Inventory                            $       165,593     $       157,278
                                   					   ===============     ===============

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1994 and 1993).
There were no dividends declared on the company's five percent cumulative preferred stock for the three month period ended October 1, 1994. Prior to second quarter 1994 all regular dividends on the five percent cumulative preferred stock had been declared and paid. Cumulative dividends that have not been declared or paid as of October 1, 1994 amounted to $5 thousand.

Series B preferred stock is cumulative, convertible preferred stock, $7.50
Series B, $100 stated value, 150,000 shares authorized, issued and outstanding
(1994 and 1993). There were no dividends declared on the company's Series B preferred stock for the three month period ended October 1, 1994. Prior to second quarter 1994 all regular dividends on the Series B cumulative preferred stock had been declared and paid. Cumulative dividends that have not been declared or paid as of October 1, 1994 amounted to $562,500.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,806,793 (October 1, 1994) and 29,043,626 (October 2, 1993).
There were no dividends declared on the company's common stock for the three month period ended October 1, 1994. A dividend of $.05 per common share was declared and paid for the first quarter of 1994.




NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first nine months of 1994 and 1993 of 29,643,801 and 28,932,633, respectively. Although the cumulative preferred dividends of $567 thousand were not declared for either of the last two quarters, they have been reflected in the calculation of income (loss) per common share.

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

NOTE 7 - The company's term loan agreement, senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At October 1, 1994, the company was in compliance or had obtained waivers for any violations of the covenants.










































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
October 1, 1994

Results of Operations
- - - - ---------------------
The company changed its method for determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of 1993.  This change has been applied by retroactively restating all prior periods presented.

Income and Expenses as a Percentage of Sales

                            				     Three Months Ended     Nine Months Ended
                            				     ------------------     ------------------
                            				     10/01/94  10/02/93     10/01/94  10/02/93
                            				     --------  --------     --------  --------
Net Sales and Other Income             100.0%    100.0%       100.0%    100.0%

Cost of Products Sold                   76.3      76.4         75.2      73.6
Depreciation                             2.7       3.1          4.6       4.4
Selling, General and Administrative     12.9      14.0         17.1      17.1
Interest                                 2.4       2.5          3.3       3.3
                            				     --------  --------     --------  --------
Total Costs and Expenses                94.3      96.0        100.2      98.4
                            				     --------  --------     --------  --------
Income Before Taxes                      5.7       4.0          (.2)      1.6
Provision for Income Taxes               2.2       1.5          (.1)       .6
                            				     --------  --------     --------  --------
Net Income                               3.5%      2.5%         (.1)%     1.0%
                            				     ========  ========     ========  ========


Net sales and other income for the three months ended October 1, 1994 increased
$22 million, or 12% over the third quarter of 1993 due to sales growth in non-decorated activewear sales (up 21%) and headwear revenues (up 28%). These improvements were partially offset by lower licensed sports apparel sales
(down 3%) due to the effects of the Major League Baseball strike and the National Hockey League lockout, and to some softening in the licensed sports apparel marketplace.

For the nine months to date consolidated net sales and other income were up
$19 million or 5% over the comparable period last year due to gains in our non-decorated activewear and headwear lines which more than offset a decline in licensed apparel sales. Revenues from the sale of non-decorated activewear for the nine months were up 4% this year over last and headwear sales increased
52%.  Licensed sports apparel sold through our Logo 7 division was down 5%.  In
July the company announced a 4% price increase for its jersey lines. The company's Discus Athletic (registered trademark) brand continues to gain recognition in the marketplace as evidenced by 48% sales growth over last year.
In October the company increased some activewear prices.








Margins and operating results in 1994 also show improvement over the comparable third quarter and nine-month period of last year. Cost of sales during the three months ended October 1, 1994, increased proportionately with sales and thus margins were not materially impacted compared to the same period a year earlier. For the comparative nine-month periods, cost as a percentage of sales were up in 1994 from 74% to 75%. This margin erosion was due mainly to higher raw material cost for cotton and polyester, which are expected to remain at current levels for the balance of 1994, and reduced operating schedules late in 1993 and early in 1994. Depreciation expense for the nine months to date this year is up $1 million or 9% due to normal fixed asset additions and the completion of approximately $9 million of capital projects which were in-progress last year at this time. For the third quarter, depreciation expense did not vary significantly from year to year.

As a percentage of sales, selling, general and administrative expenses (S,G&A) were 17% for the first nine months of 1994 and 1993, respectively. During the third quarter of 1994 S,G&A expenses as a percentage of sales were reduced to 13% from 14% for the comparable period of the prior year. The three-month percentage decrease was due to higher sales which covered slightly higher S,G&A expenses.

Interest expense is up 7%  when comparing both the third quarter and nine months of 1994 to the comparable periods of last year due to higher average rates and higher average borrowings to finance working capital requirements.
The nature of the company's primary businesses requires extensive seasonal
borrowings to support its working capital needs.   As of October 7, 1993, the
company entered into a $225 million revolving credit facility which replaced its short term credit lines.  For the first nine months of last year, short-term borrowings averaged $120 million at average rates of 3.7%. Under the new facility average borrowings and interest rates for the nine months ended
October 1, 1994, were $152 million at 4.9%.

The effective rate for combined federal and state income taxes was 38% for both the quarter and nine-month period ended October 1, 1994, versus 37% for the comparable periods last year. The increase is due solely to a change in the estimated federal income tax on 1994 expected pretax earnings.

Net income and earnings per share for the third quarter of 1994 are up dramatically over the same time last year due to a combination of higher activewear prices and sales volume, improving manufacturing efficiencies and quality levels and growing market penetration in our headwear division.
However, the nine months results in the current year do not compare favorably with 1993 due to poor business conditions which surfaced in the fourth quarter of 1993 and continued through the first half of 1994. Excess capacity and inventories exerted downward pressure on selling prices while escalating prices drove costs up.

Management believes the company is now well positioned to continue the progress of the past quarter.  Our Strategic Process Management and Quality Improvement
Programs continue to reveal cost reduction opportunities and provide a focus on
value-added customer service.   The company has been able to increase prices
on many of its products during the last four months.  The Discus Athletic
(registered trademark) and Logo Athletic (registered trademark) brands have both experienced significant sales growth and steady consumer demand is expected for these successful branded products.  Due to the company's extensive capital spending during the past five years only minimal capital expenditures of
$10 - 15 million are planned over the next five quarters. Also, inventory management efforts continue to improve turns and lower working needs.


In August, employees at the company's Martinsville facility voted for representation by the Amalgamated Clothing and Textile Workers Union.
Preliminary negotiating sessions have begun, with emphasis on increased productivity and value-added customer service as the key to the company's success.

Financial Condition, Liquidity and Capital Resources
- - - - ----------------------------------------------------
Net working capital at October 1, 1994 increased $56 million from year-end
1993 due mainly to higher receivables offset by current maturities of long-term debt.

Net accounts receivable increased $64 million from January 1, 1994 to October 1,
1994 due to the seasonality of activewear shipments.   Receivables normally
peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments  This year inventories peaked in early July at $206 million and since then have dropped to $166 million at the end of September.
1994's average inventory level was higher than usual due to excess capacity and weak demand late in 1993  which continued through the spring of 1994.  Compared to the same time last year, inventories decreased approximately $24 million or more than 12%, while sales increased 5%.  The current ratio at October 1, 1994
was 4.9 compared to 6.4 at January 1, 1994 and 1.5 at October 2, 1993.   The
drop in the ratio from the beginning of the year was mainly due to current maturities of long term debt and the large difference from twelve months earlier is due to the refinancing of short-term debt as described below.

On October 7, 1993, the company began operating with a two-year $225 million revolving credit facility which replaced the company's short-term credit lines.
Total long-term debt at October 1, 1994, consisted primarily of unsecured senior notes totaling $95 million, $192 million outstanding under the new revolver and $18 million due under a term loan. The current portion of long-term debt includes $19 million of the senior notes due on June 1,1995 and a total of $9 million due in equal quarterly payments of approximately $2 million under the term loan. At the end of the third quarter of 1994 the company was in compliance or had obtained waivers for all debt covenants.

Stockholders' equity decreased $1.8 million during the first nine months of 1994 primarily due to the net loss for the period of $0.5 million and cash dividends of $1.8 million offset by $0.5 million net proceeds from a new employee stock purchase plan. On April 21, 1994, the Board of Directors voted to suspend further dividend payments until such time as cash flow and profitability are sufficient to support them.















For the first nine months of 1994 net cash used by operations was $53 million versus $77 million for the same period last year, a drop of $24 million. The lower need for operating cash is due to a lesser inventory build-up partially offset by higher accounts receivable financing. Cash used for capital asset additions decreased approximately $15 million so far in 1994 compared to the first nine months of 1993. Cash provided by financing activities was down
$32 million from the first nine months of 1993 as a result of lower net borrowings offset by the lower dividend payments in 1994. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1994. Starting in June of 1995 and continuing for four years thereafter until fully repaid, annual principal payments of $19 million are due on the $95 million notes. The outstanding balance of the term loan is being repaid at approximately $2 million per quarter through July 1996. The $225 million revolver has an initial two-year term which expires in November 1995 and is renewable annually for three additional one-year terms. The company has initiated a request for extension of the term of the revolver, which is needed to support working capital requirements and to meet in part the required principal repayments for the term loans.









































TULTEX CORPORATION
PART II.  OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     3.3      By-Laws



(b)  Reports on Form 8-K
     -------------------

     None



Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


































SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  					     TULTEX CORPORATION
                                   				     ------------------
                                  					     (Registrant)







Date November 14, 1994                       /s/ J. M. Franck
     -----------------                       ----------------------------------
                                   					     J. M. Franck, Chairman and Chief
                                   					     Executive Officer





Date November 14, 1994                       /s/ D. P. Shook
     -----------------                       ----------------------------------
                                   					     Vice President - Human and
                                   					     Financial Services























                              Exhibit Index
                              -------------


                                              			   Sequentially Numbered Page
                                                    --------------------------

  3.3     By-Laws                                   Pages  13 - 24


















































Tultex Corporation                                                 Exhibit 3.3
Bylaws                                                             -----------
October 27, 1994

ARTICLE I - OFFICERS
- - - - --------------------

Principal office of the Corporation shall be in the City of Martinsville, Henry
County, Virginia. The Corporation may also have offices at such places within or without the State of Virginia as the Board may, from time to time, determine or the business of the Corporation may require.


ARTICLE II - SHAREHOLDERS
- - - - -------------------------

1.  Place of Meeting
    ----------------

Meetings of shareholders shall be held at the principal office of the Corporation or at any such place within or without the State of Virginia as the Board shall authorize.

2.  Annual Meetings
    ---------------

The annual meeting of the shareholders entitled to vote shall be held for the election of directors and the transaction of such other business as may properly come before the meeting, in April of each year, normally on the third Thursday, or on any other day (except Saturday, Sunday, or holiday), in that month as determined by the Board of Directors, at the principal office of the Corporation or at such other place, within or without the State of Virginia, as may be fixed by the Board of Directors.

3.  Special Meetings
    ----------------

Special meetings of the shareholders may be called by the Chairman of the Board, the President, or by a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at a special meeting shall be confined to the purposes stated in the notice.

4.  Fixing Record Date
    ------------------

For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend, or the allotment of any rights, or for the purpose of any other action, the Board shall fix, in advance, a date as of the record date for any such determination of shareholders. Such date shall not be more that seventy nor less than twenty days before the date of such meeting, nor more than seventy days prior to any other action. If no record date is fixed, it shall be determined in accordance with the provisions of law.





Bylaws
Page 2

5.  Notice of Meetings of Shareholders
    ----------------------------------

Written notice of each meeting of shareholders shall state the purpose or purposes for which the meeting is called, the place, date and hour of the meeting and unless it is the annual meeting, shall indicate that it is being issued by or at the direction of the person or persons calling the meeting.

Notice shall be given either personally or by mail to each shareholder entitled to vote at such meeting, not less than twenty nor more than fifty days before the date of the meeting unless some different period shall be specified by law.
If action is proposed to be taken that might entitle shareholders to payment for their shares, the notice shall include a statement of that purpose and to that effect. If mailed, the notice is given when deposited in the United States mail, with postage thereon prepaid, directed to shareholders at their addresses as they appear on the record of shareholders, or, if they shall have filed with the Secretary a written request that notices to them be mailed to some other address, then directed to them at such other address.

6.  Waiver
    ------

Notice of meeting need not be given to any shareholders who sign a waiver of notice, in person or by proxy, whether before of after the meeting. Any shareholder who attends a meeting, in person or by proxy, shall be deemed to have had timely and proper notice of the meeting unless he attends for the express purpose of objecting to transaction of business because the meeting is not lawfully called or convened.

7.  Quorum of Shareholders
    ----------------------

The holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or classes, the holders of a majority of the shares of such class or classes shall constitute a quorum for the transaction of such specified item of business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders.

The shareholders present may adjourn the meeting despite the absence of a quorum.

8.  Voting
    ------

At any meeting of the shareholders, each shareholder of a class entitled to vote on any matter coming before the meeting shall, as to such matter, have one vote, in person or by proxy, for each share of capital stock of such class standing in his name on the books of the Corporation on the date, not more than seventy days prior to such meeting, fixed by the Board of Directors as the record date for the purpose of determining shareholders entitled to vote. Every proxy shall be in writing, dated and signed by the shareholder entitled to vote or his duly authorized attorney-in-fact.



Bylaws
Page 3

9.  Inspectors
    ----------

An appropriate number of inspectors for any meeting of shareholders may be appointed by the Chairman of such meeting. Inspectors so appointed will open and close the polls, will receive and take charge of proxies and ballots, and will decide all questions as to the qualifications of voters, validity of proxies and ballots, and the number of votes cast.

ARTICLE III - DIRECTORS
- - - - -----------------------

1.  Board of Directors
    ------------------

The business of the Corporation shall be managed by its Board of Directors, each of whom shall be at least 21 years of age and need not be a shareholder.

2.  Number of Directors
    -------------------

The number of directors which shall constitute the entire Board of Directors shall be 10. This number may be increased or decreased by amendment of the Bylaws; provided that in no event shall such number be less than three; and provided further that any such resolution effecting a change in the number of directors shall be approved by the vote of the majority of the entire Board;
and provided further that no decrease in the number of directors shall shorten the term of any incumbent director.

3.  Election and Term of Directors
    ------------------------------

At each annual meeting of shareholders, the shareholders shall elect directors to hold office until the next annual meeting. Each director shall hold office until the expiration of the term for which he is elected and until his successor has been elected and qualified, or until his prior resignation or removal.

4.  Newly Created Directorships and Vacancies
    -----------------------------------------

Newly created directorships resulting from an increase by not more than two in the number of directors and vacancies occurring in the Board for any reason may be filled by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

5.  Age of Directors
    ----------------

If at any annual meeting of shareholders at which a director would stand for reelection such director shall have attained the age of 72, he shall be ineligible for reelection.




Bylaws
Page 4

6.  Removal of Directors
    --------------------

At a meeting expressly called for that purpose, any or all of the directors may be removed with or without cause by vote of the shareholders.

7.  Resignation
    -----------

A director may resign at any time by giving written notice to the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

8.  Quorum of Directors
    -------------------

A majority of the entire Board shall constitute a quorum for the transaction of business or of any specified item of business.

9.  Action of the Board
    -------------------

The vote of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall determine and constitute the action of the Board. Each Director shall have one vote regardless of the number of shares, if any, which he may hold.

10. Place and Time of Board Meetings
    --------------------------------

The Board may hold its meetings at the office of the Corporation or any such other places, either within or without the State of Virginia, as it may, from time to time, determine.

11. Regular Annual Meetings
    -----------------------

A regular annual meeting of the Board shall be held immediately following the annual meeting of shareholders.

12. Notice of Meetings of the Board - Adjournment
    ---------------------------------------------

(a) Regular meetings of the Board may be held without notice at such time and place as it shall, from time to time, determine. Special meetings of the Board shall be held upon notice to the directors and may be called by the Chairman of the Board upon at least five days' notice to each Director either personally or by mail or by wire; special meetings shall be called by the Chairman of the Board or by the Secretary in a like manner on written request of four directors.






Bylaws
Page 5

Notice of a meeting need not be given to any director who submits a waiver of notice whether before or after the meeting or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

(b) A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of the adjournment shall be given all Directors who were absent at the time of the adjournment, and, unless such time and place are announced at the meeting, to the other directors.

13. Chairman
    --------

The Chairman and Chief Executive Officer shall preside at all meetings of the Board where he is present. In his absence the President shall preside. At any Board meeting, the Board shall have the right to select any director as presiding officer.

14. Executive and Other Committees
    ------------------------------

The Board, by resolution adopted by a majority of the entire Board, may designate from among its members an executive committee and other committees, each consisting of two or more directors. Each such committee shall have the powers and authority conferred in the resolution creating it, and the members of such committee shall serve at the pleasure of the Board.

15. Compensation
    ------------

Directors may be compensated for services as determined by the Board and shall be reimbursed for reasonable expenses incurred in attending meetings of the Board or committees thereof. Directors who are officers or employees of the Corporation or any of its subsidiaries shall not be entitled to such compensation. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefore.

ARTICLE IV - OFFICERS
- - - - ---------------------

1.  Offices, Election, Term
    -----------------------

(a) The Board may elect a Chairman of the Board, a President, one or more
Vice Presidents, a Secretary, a Treasurer, a Controller, and such other officers as it may determine, who shall have duties, powers and functions as hereinafter provided.

(b) All officers shall hold office at the pleasure of the Board.







Bylaws
Page 6

2.  Removal, Resignation, Salary, etc.
    ----------------------------------

(a) Any officer elected or appointed by the Board may be removed by the Board with or without cause.

(b) In the event of the death, resignation or removal of an officer, the Board in its discretion may elect or appoint a successor to fill the unexpired term.

(c) Any two or more offices may be held by the same person, except the offices of the Chairman of the Board, or President, and Secretary.

(d) The salaries of the Chief Executive Officer and the Chief Operating Officer shall be fixed by the Board upon recommendation of the Executive Compensation
Committee.  All other salaries shall be the responsibility of the Chief
Executive Officer and the Chief Operating Officer.

(e) The directors may require any officer to give security for the faithful performance of his duties.

3.  Chairman of the Board
    ---------------------

The Chairman of the Board shall be the Chief Executive Officer of the Company.
He shall be responsible for the leadership and direction of the Corporation.

4.  President
    ---------

The President shall be the chief operating officer of the Corporation. He shall be responsible for the effective administration of the operations of the Corporation and for the interpretation, application and implementation of the policies and decisions of the Board.

5.  Vice President
    --------------

During the absence or disability of the Chairman and the President, the Vice
President, or if there are more than one, the Executive Vice President, shall have all the powers and functions of the Chairman and the President. Each Vice
President shall perform such other duties as the Board shall prescribe.

6.  Vice President-Finance
    ----------------------

The Vice President-Finance shall be the chief financial officer of the Corporation. He shall develop and recommend to the Board financial policies for the Corporation. He shall also supervise and direct the Treasurer and Controller. He shall render a full financial report at the annual meeting of shareholders as so requested.







Bylaws
Page 7

The Vice President-Finance may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law or otherwise to be signed or executed.

7.  Secretary
    ---------

The Secretary shall:
(a) Attend all meetings of the Board and of the shareholders;

(b) Record all votes and minutes of all proceedings in a book to be kept for that purpose;

(c) Give or cause to be given notice of all meetings of shareholders and special meetings of the Board;

(d) Keep in safe custody the seal of the Corporation and affix it to any instrument when authorized by the Board;

(e) When required, prepare or cause to be prepared and available at each meeting of shareholders, a certified list in alphabetical order of the names of shareholders entitled to vote thereat, indicating the number of shares of each respective class held by each.

(f) Keep all the documents and records of the Corporation as required by law or otherwise in a proper and safe manner; and

(g) Perform such other duties as may be prescribed by the Board.

8.  Assistant Secretary
    -------------------

During the absence or disability of the Secretary, the Assistant Secretary, or if there are more than one, the one so designated by the Secretary or by the Board, shall have all the powers and functions of the Secretary.

9.  Treasurer
    ---------

The Treasurer shall:  subject to the supervision and direction of the Vice
President-Finance:
(a) Have the custody of the corporate funds and securities;

(b) Keep full and accurate accounts of bank receipts and disbursements;

(c) Deposit all money and other valuables in the name and to the credit of the Corporation and such








Bylaws
Page 8

depositories as may be designated by the Board;

(d) Disburse the funds of the Corporation as may be ordered or authorized by the Board and preserve proper vouchers for such disbursement;

(e) Perform such other duties as are given to him by these Bylaws or as, from time to time are assigned to him by the Chairman of the Board, the President, or the Vice President-Finance.

10. Assistant Treasurer
    -------------------

During the absence or disability of the Treasurer, the assistant Treasurer, or if there are more than one, the one so designated by the Board shall have all the powers and functions of the Treasurer.

11. Controller
    ----------

The Controller shall be the chief accounting officer of the Corporation.  The
Controller shall:
(a) Maintain adequate accounts and records of all assets, liabilities and transactions of the Corporation in accordance with generally accepted accounting practices;

(b) Exhibit his accounts and records to any of the directors, the President and the Vice President-Finance at any time upon request at the office of the Corporation;

(c) Render such statements and reports of his accounts and records and of the financial condition of the Corporation to the Board, the President and the Vice
President-Finance as often and in such manner as they may require:

(d) Be furnished by all corporate officers and agents, at his request, with such reports and statements as he may require as to all financial transactions of the Corporation;

(e) Make and file (or supervise the making and filing of) all tax returns required by law; and

(f) Perform such other duties as are given to him by the Board, the President, or the Vice President-Finance.

ARTICLE V - CERTIFICATES FOR SHARES
- - - - -----------------------------------

1.  Certificates
    ------------

The seal of the Corporation on certificates for shares of its capital stock may be facsimile. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is


Bylaws
Page 9

issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

2.  Lost or Destroyed Certificates
    ------------------------------

The Chairman of the Board or Secretary may cause a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation, alleged to have been lost or destroyed upon the making of an affidavit of that fact by the person claiming the certificate or certificates to be lost or destroyed. When authorizing the issuance of a new certificate or certificates, the Chairman of the Board or Secretary shall have discretionary authority to require, as a condition precedent to the issuance thereof, that the claimant of such allegedly lost or destroyed certificate or certificates give the Corporation and/or its transfer agent or registrar, if any, a bond in such sum, on such terms and with such surety or sureties as may be satisfactory to the Chairman of the Board or the Secretary as indemnity against any claim that may be made against the Corporation and/or its transfer agent or registrar, if any, with respect to the certificate or certificates alleged to have been lost or destroyed.

3.  Transfer of Shares
    ------------------

(a) Upon surrender to the Corporation or the transfer agent of the Corporation, of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the Corporation which shall be kept at the office of its transfer agent.

(b) The Corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof and, accordingly, shall not be found to recognize any equitable or other claim to or interest in such share on the part of any other persons whether or not it shall have express or other notice thereof, except as expressly provided by the laws of Virginia.

(c) To the extent that any provision of the Rights Agreement between the Corporation and Sovran Bank, N.A., as Rights Agent, dated as of March 22, 1990, is deemed to constitute a restriction on the transfer to any securities of the Corporation, including, without limitation, the Rights, as defined therein, such restriction is hereby authorized by the Bylaws of the Corporation.

ARTICLE VI - DIVIDENDS
- - - - ----------------------

Subject to the provisions of the Articles of Incorporation and to applicable law, dividends on the outstanding shares of the Corporation may be declared in such amounts and at such time or times as the Board may determine consistently with the provisions of the Articles of Incorporation governing the payment of dividends on preferred stock. Before payment of any dividend, there may be set aside out of the net profits of the Corporation available for dividends such




Bylaws
Page 10

sum or sums as the Board from time to time in its absolute discretion deems proper as a reserve fund to meet contingencies, or for repairing or maintaining any property of the Corporation, or for such other purposes as the Board shall think conducive to the interests of the Corporation, and the Board may modify or abolish any such reserve.

ARTICLE VII - CORPORATE SEAL
- - - - ----------------------------

The seal of the Corporation shall be circular in form and bear the name of the Corporation, the year of its organization and the word "Virginia." The seal may be used by causing it to be impressed directly on the instrument or writing to be sealed or upon adhesive substance affixed thereto. The seal on the certificates for shares or on any corporate obligation for the payment of money may be a facsimile, engraved or printed.

ARTICLE VIII - EXECUTION OF INSTRUMENTS
- - - - ---------------------------------------

All corporate instruments and documents shall be signed or countersigned, executed, verified or acknowledged by such officer or officers or other person or persons as the Board may from time to time designate.

ARTICLE IX - FISCAL YEAR
- - - - ------------------------

The fiscal year shall end on the Saturday nearest to the 31st day of December in each year.

ARTICLE X - REFERENCES TO ARTICLES OF INCORPORATION
- - - - ---------------------------------------------------

Reference to the Articles of Incorporation in these Bylaws shall include all amendments thereto or changes thereof unless specifically excepted.

ARTICLE XI - BYLAW CHANGES, AMENDMENT, REPEAL, ADOPTION, ELECTION OF DIRECTORS
- - - - ------------------------------------------------------------------------------

(a) The Bylaws may be amended, repealed or adopted by vote in person or by proxy of the holders of a majority of the shares of capital stock at the time entitled to vote in the election of any directors. The Bylaws may also be amended, repealed, or adopted by the Board but any bylaw adopted by the Board may be amended by the shareholders entitled to vote thereon as herein provided.

(b) If any bylaw is adopted, amended or repealed by the Board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the bylaw so adopted, amended or repealed together with a concise statement of the changes made.









Bylaws
Page 11

ARTICLE XII - EMERGENCY BYLAWS
- - - - ------------------------------

The Emergency Bylaws provided in this Article XII shall be operative during any emergency, notwithstanding any different provision in the preceding
Articles of these Bylaws or in the Articles of Incorporation of the Corporation or in the Virginia Stock Corporation Act (other than those provisions relating to emergency Bylaws). An emergency exists if a quorum of the Corporation's
Board of Directors cannot readily be assembled because of some catastrophic event. To the extent not inconsistent with these Emergency Bylaws, the Bylaws provided in the preceding Articles shall remain in effect during such emergency and upon the termination of such emergency the Emergency Bylaws shall cease to be operative unless and until another such emergency shall occur.

During any such emergency:

(a) Any meeting of the Board of Directors may be called by any officer of the Corporation or by any director. The notice thereof shall specify the time and place of the meeting. To the extent feasible, notice shall be given in accord with Section II 3 above, but notice may be given only to such of the directors as it may be feasible to reach at the time, by such means as may be feasible at the time, including publication or radio, and at a time less than twenty-four hours before the meeting if deemed necessary by the person giving notice.
Notice shall be similarly given, to the extent feasible, to the other persons referred to in (b) below.

(b) At any meeting of the Board of Directors, a quorum shall consist of a majority of the number of directors fixed at the time by Article III of the Bylaws. If the directors present at any particular meeting shall be fewer than the number required for such quorum, other persons present as referred to below, to the number necessary to make up such quorum, shall be deemed directors for such particular meeting as determined by the following provisions and in the following order of priority referred to below, to the number necessary to make up such quorum, shall be deemed directors for such particular meeting as determined by the following provisions and in the following order of priority:

     (i) Vice Presidents not already serving as directors, in the order of their seniority of first election to such offices, or if two or more shall have been first elected to such offices on the same day, in the order of their seniority in age;

     (ii) All other officers of the Corporation in the order of their seniority of first election to such offices, or if two or more shall have been first elected to such offices on the same day, in the order of their seniority in age; and

     (iii) Any other persons that are designated on a list that shall have been approved by the Board of Directors before the emergency, such persons to be taken in such order of priority and subject to such conditions as may be








Bylaws
Page 12

provided in the resolution approving the list.

(c) The Board of Directors, during as well as before any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the Corporation shall for any reason be rendered incapable of discharging their duties.

(d) The Board of Directors, during as well as before any such emergency, may, effective in the emergency, change the principal office, or designate several alternative offices, or authorize the officers so to do.

No officer, director or employee shall be liable for action taken in good faith in accordance with these Emergency Bylaws.

These Emergency Bylaws shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders, except that no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action or inaction prior to the time of such repeal or change.
Any such amendment of these Emergency Bylaws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.

ARTICLE XIII - VOTING OF SHARES HELD
- - - - ------------------------------------

Unless otherwise provided by resolution of the Board of Directors or of the Executive Committee, if any, the President may appoint an attorney or agent of the Corporation to cast the vote to which the Corporation may be entitled to cast as a shareholder or otherwise in any other corporation any of those securities may be held by the Corporation, at meetings of the holders of the shares or other securities of such other corporation, or to vote by proxy or consent in writing to any action by any such other corporation. The President shall instruct the person so appointed as to the manner of casting such votes, completing such proxy, or giving such consent and may execute or cause to be executed by such other person on behalf of Corporation such written proxies, consents, waivers or other instruments as may be necessary or proper in the premises. In lieu of such appointment, the President may attend any meetings of holders of shares or other securities of any such other corporation and exercise all powers of the Corporation as the holder of such shares or other securities of such other corporation.

















