Form 10-K
TULTEX CORP
filed 1995-03-31
CIK 100166

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

	   FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1994

				     OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                           				-----------     ---------------

		       Commission file number  1-8016
                     					       ------
			       TULTEX CORPORATION
	   (Exact name of registrant as specified in its charter)

Virginia                              54-0367896
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia    24115
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

$131,799,861 at March 10, 1995.

		   (APPLICABLE   TO   CORPORATE   REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of  March 10, 1995


		   DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:


     1. Those portions of the Proxy Statement for the company's 1995 Annual Meeting of Stockholders ("1995 Proxy Statement") incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART  I

Item 1. Business

General

Tultex Corporation is one of the world's largest marketers and manufacturers of activewear and licensed sports apparel for consumers and sports enthusiasts. The company's diverse product line includes fleeced sweats, jersey products (outerwear T-shirts), and decorated jackets and caps. These products are sold under the company's own brands led by the Discus Athletic and Logo Athletic premium labels and under private labels, including Nike, Levi Strauss, Reebok and Pro Spirit. In addition, the company has numerous professional and college sports licenses to manufacture and market embroidered and screen-printed products with team logos and designs under its Logo Athletic and Logo 7 brands. The company is a licensee of professional sports apparel, holding licenses from the National Football League ("NFL"), Major League Baseball ("MLB"), the National Basketball Association ("NBA") and the National Hockey League ("NHL") to manufacture a full range of sports apparel for adults and children.

Historically, Tultex has been a producer of quality fleece products for sale to distributors and resale to consumersunder private labels. However, in the 1980s, the activewear industry began to change. Increasing consumer demand reflecting more active and casual lifestyles and the industry's historically good long-term growth prospects and low fashionrisk as compared to other apparel products, attracted large, well-financed companies which acquired competitors of the company. Simultaneously, larger mass merchandise retailers began to exert pressure on margins for lower-priced fleece products.

In recent years, Tultex has initiated a strategy to enhance its competitiveness and to capitalize on growth opportunities by becoming a consumer-oriented apparel maker able to compete in a changing industry. This strategy includes the following elements:

Increasing Emphasis on Higher-Margin Products. The company is strengthening its competitiveness in the activewear business through the development of branded and private label, higher-quality and higher-margin products to supplement its traditionally strong position in the lower-priced segment of the business. The company is developing its own brands, promoting Discus Athletic for its premium products and using the Tultex label for the value-oriented segment of the market. Discus Athletic's highly visible advertising during televised broadcasts of college football and basketball on the ESPN and ABC television networks and of Atlantic Coast Conference basketball has contributed to significant annual increases in sales of this brand since 1992. In addition, Tultex has partnering arrangements to supply higher-quality, private label products to companies such as Reebok, Levi Strauss and Nike, none of which accounted for more than 10% of the company's consolidated sales during 1994.
To complement its development of higher-margin products, the company began manufacturing jersey products in 1991.

Expanding into Licensed Apparel Business to Complement Activewear Business. Tultex's 1992 acquisitions of Logo 7, a marketer of licensed sports apparel, and Universal, a marketer of sports and entertainment licensed headwear, enabled the company to achieve the fourth largest market share (13.7%) in the higher-margin licensed apparel business in 1993, and have created opportunities for significant manufacturing and distribution synergies with the company's activewear business. The promotion of the Logo Athletic brand of licensed apparel through television and print advertising, as well as promotional arrangements featuring Dallas Cowboys' quarterback Troy Aikman, San Francisco 49ers' quarterback Steve Young, Miami Dolphins' quarterback Dan Marino, the Chicago Blackhawks' Chris Chelios and the Washington Bullets' Chris Webber, among others, has helped to increase the visibility and sales of Logo Athletic products.

Increasing Distribution Channels and Strengthening Customer Relationships. Tultex actively pursues strong relationships with department, sporting goods and other specialty stores, such as Sears, JC Penney, Modell's, Dillard's, Foot Locker, Champs and Sports Authority, to distribute its higher margin branded and private label products. In addition, the company continues to strengthen its relationships with high volume retailers such as Wal-Mart, Kmart and Target by supplying private label and Tultex products. Tultex provides customers with exceptional service and support; as an example, its distribution capabilities are highly responsive to customers' changing delivery and inventory management requirements.

Investing in Modern Distribution and Production Facilities. During fiscal 1988 through fiscal 1994, Tultex invested approximately $191 million in capital expenditures, primarily in the construction of its customer service center and in high-efficiency spinning, knitting, dyeing, cutting and embroidering machinery. In 1991, Tultex began operating the customer service center, which the company believes is the most highly automated in the industry. Having made significant investments in its distribution and production facilities, the company's average capital expenditures are not expected to exceed approximately $20 million annually through 1997.

The company's strategy has improved its sales mix. While net sales increased 6.0% in fiscal 1994 over 1993, net sales of Discus Athletic activewear and premium private label sweats under the Nike, Levi Strauss and Reebok names increased 49.8% to $77.6 million and net sales of Logo Athletic licensed apparel increased 198.6% to $64.5 million. Sales of jersey products were $56.8 million for the fiscal year ended December 31, 1994, representing 16.5% of the company's activewear sales during such period compared to 11.6% for fiscal 1993. Reduced consumer demand for activewear and an oversupply of activewear in retail inventories in the first half of 1994, the MLB strike, the NHL lockout and higher raw material costs adversely affected Tultex's results of operations during 1994.

The company's activewear business is vertically integrated, spinning approximately 80-85% of the yarn it requires in three yarn plants located in North Carolina (the balance is purchased under yarn supply contracts) and knitting, dyeing and cutting fabric and sewing finished goods in 11 plants in Virginia and North Carolina and one plant in Jamaica. The company's licensed sports apparel operations are conducted from one plant in Indiana and one plant in Massachusetts.

Industry

The Company produces activewear and licensed sports apparel and headwear for sale at a broad range of price points through all major distribution channels.

Activewear

The company's activewear business consists of its fleecewear and jersey pro-ducts. All activewear industry and market share data included herein has been estimated by the company based on data provided by Market Research Corporation of America, a leading provider of market information on the textile industry.

Fleecewear.

The fleecewear industry, with retail sales of approximately $9.1 billion in 1993, has grown 12.8% in unit sales from 1989 to 1993 and has experienced a 3.1% compound annual growth rate in unit sales during this period. The predominant fleecewear products are sweatshirts, pants and shorts.

Jersey (Outerwear T-shirts). Unit retail sales of jersey products have grown 32.6% from 1989 to 1993 and in 1993 totaled $6.7 billion, or 66 million units. Like fleecewear, the industry characteristics of jersey apparel include low fashion rish and long-term growth. Imports are a greater threat as the weight/ labor ratio and the freight costs involved are lower for jersey products than for fleecewear; however, the ability to produce large volumes with short delivery times gives domestic manufacturers an advantage over import competition in both fleecewear and jersey apparel.

Licensed Apparel and Headwear

Estimated wholesale sales of professional sports licensed apparel (including headwear) for 1993 were approximately $1.9 billion, according to Sports Style Magazine, an industry publication. In general, the company believes that the prospects for its continued growth in this market are good, although growth is expected to be less rapid than in recent years due to increased competition. The continually changing fortunes of existing teams, together with new franchises, has made the market extremely dynamic, as interest in each team fluctuates with its performance. Manufacturers, such as the company, with the capacity to respond quickly to these changes with new products and designs, enjoy a competitive advantage over smaller competitors. The MLB players' strike and the NHL lockout, which was settled on January 13, 1995, have adversely affected sales of items bearing these marks, and the MLB players' strike will continue to adversely affect sales of MLB products until this dispute is resolved. The company expects that consumer demand for NHL products and, once play resumes, MLB products will rebound, but may recover slowly. There can be no assurance that the MLB dispute will be resolved in the near future or that sales of MLB and NHL products will increase or return to prior levels.

Company Products

Activewear
The principal activewear products of the company are fleeced knitwear items such as sweatshirts, jogging suits, hooded jackets, headwear and jersey apparel for work and casual wear. The company manufactures apparel products principally under the Discus Athletic and Tultex brands. Products carrying the Discus Athletic name are marketed for sale to chains such as Foot Locker, department stores such as Sears and sporting goods stores, while Tultex products are marketed for sale to mass merchandisers such as Wal-Mart and wholesale clubs such as Sam's. The company is licensed to manufacture and market adult fleecewear under the Britannia trademark owned by Levi Strauss & Co. The company also manufactures private-label products for sale under many labels, including Nike, Levi Strauss, Reebok and Pro Spirit.

Licensed Apparel and Headwear
The company's licensed apparel products include jackets, sweats, T-shirts, baseball-style caps and other headwear, embroidered or imprinted with professional and college sports and entertainment-related licensed designs and logos. These products are marketed under the Logo Athletic and Logo 7 brands.

Under the Logo Athletic name, the company offers premium-quality jackets, caps and other activewear, including NFL "Pro-Line" authentic sideline gear and NBA "Authentics" apparel. Tultex, through Logo 7, acquired Pro-Line status from the NFL in 1993, a flagship program entitling the company to sell products identical to those worn on the sidelines by NFL players and coaches. Under the terms of the nonexclusive four-year Pro-Line contract, the company markets Pro-Line products at retail for all 30 NFL teams. Under the terms of the nonexclusive three-year NBA Authentics contract, the company markets products that are identical to those worn by NBA players, coaches and managers during competition. The company's NFL Pro-Line and NBA Authentics products prominently feature the Logo Athletic name and trademark, which the company believes are key elements in developing the Logo Athletic brand. Under the Logo 7 brand, the company offers moderately-priced outerwear, fleecewear, T-shirts and caps with licensed designs and logos. The company also sells popularly-priced licensed fleecewear, jersey apparel and headwear.

Customers; Marketing and Sales

Customers

The company offers a diverse product line for sale at a full range of price points through all major distribution channels. During 1994, one customer of the company accounted for approximately 10.4% of sales, and the, company's top four customers together accounted for approximately 30.4% of sales.

Marketing and Sales

The company has shifted its marketing strategy in recent years to focus on the development of its own brands and sales through distribution channels that support higher margins. In particular, the company has devoted significant resources to the promotion of its Discus Athletic and Logo Athletic brands. In 1993, the company began conducting advertising campaigns to promote its Discus Athletic and Logo Athletic brands. The Discus Athletic advertising campaign emphasizes quality and the usefulness of the product for many sports. The company believes that this positioning effectively differentiates the Discus Athletic line from competing specialized lines with powerful brand associations. The Logo Athletic campaign focuses on establishing the "authenticity" of Logo Athletic products. The company believes that licensed apparel sales benefit substantially from the perception that products are the same as those worn by professional sports stars.

Advertising expenditures were $12.3 million and $17.1 million in 1993 and 1994, respectively, of which $10.0 million and $14.7 million, respectively, were expensed in those years. The advertising expense budget for 1995 is $21.8 million.

New product introductions are important to the company's licensed apparel business and are undertaken to generate consumer excitement and demand.
Logo 7's creative design team, in cooperation with key customers and licensors, continually develops and introduces new products and styles. For example, the "shark's tooth" design featured on certain Logo Athletic caps and jackets has been extremely successful and is in high demand. The company is able to react quickly to changing team fortunes, designing new products to capitalize on shifts in popularity and delivering those products to the market rapidly, sometimes in a matter of hours. During major professional and collegiate sporting events, such as the Super Bowl, the company produces on-site decorated products with championship logos of the winning teams for immediate distribution and sale at the event.

The company's marketing methods for other products are typical of producers of basic clothing products. Its merchandising department keeps abreast of current fashionable styles and colors. After internal reviews by manufacturing departments, selected customers preview and comment upon prototype garments before the merchandising department determines those to be presented in sales catalogs. Production is planned on orders received and anticipated customer orders for these garments.

As of December 31, 1994, Tultex operated a sales office in each of New York, Boston, Chicago, Seattle, Orlando and Los Angeles and a Discus Athletic showroom in New York City. These offices are the primary points of contact for customers and coordinate sales, distribution of sales information, certain advertising, point-of-sale displays and customer service. The company also employs eight independent sales representatives to market its Discus Athletic line in the fragmented sporting goods market. Logo 7's products are marketed through a sales force of 50 people, including Logo 7 employees and independent sales representatives. In 1992, the company entered into an agreement with Nissan Trading Co., Ltd., a subsidiary of Nissan Motor Co., to market and sell the company's Discus Athletic products in Japan. International sales in 1993 and 1994 were insignificant.

At December 31, 1994, Dominion Stores, Inc., a wholly-owned subsidiary, operated 14 outlet stores in North Carolina, Virginia and West Virginia, which sell surplus company apparel and apparel items of other manufacturers, and operated 32 The Sweatshirt Company retail stores in 19 states, which primarily sell first-quality company-made products and accessories. Dominion Stores' total sales in fiscal 1994 were $18.7 million.

Licenses

Most of the company's licensed products are sold through Logo 7. The company is a licensee of professional sports apparel, maintaining a full complement of licenses with all of the major North American professional sports leagues -- the NFL, MLB, the NBA and the NHL -- and the Collegiate Licensing Company. The company also holds licenses for World Cup Soccer 1994, NASCAR, the 1996 Summer Olympics in Atlanta and entertainment-related products. These licenses require the payment of royalties ranging from 5% to 15% of sales with guaranteed royalties of approximately $9 million in fiscal 1995. The company's major licenses with the NFL, NBA and NHL expire in 1997 and the MLB license expires in 1995. The company is licensed to manufacture and market adult fleecewear under the Britannia(registered trademark) trademark owned by Levi Strauss & Co.

The company's ability to compete is dependent on its ability to obtain and renew licenses, particularly those from the major professional sports leagues. The company enjoys long-standing relationships with its major league licensees, having been awarded its first licenses with the NFL in 1971, with the NBA in 1977, with MLB in 1980 and with the NHL in 1988. The company has no reason to believe that it will not be able to successfully renew these licenses. While the company has enjoyed long, successful and uninterrupted licensing relationships with its professional and collegiate athletic licensors, if a significant license or licenses were not renewed or replaced, the company's sales would likely be materially and adversely affected. In addition, the company's material licenses are nonexclusive and new or existing competitors may obtain similar licenses.

Manufacturing

The company's manufacturing process consists of: yarn production; fabric construction including knitting, dyeing and finishing operations; apparel manufacturing including cutting and sewing operations; and, for garments with logos, screenprint and embroidery operations. As a result of its modernization efforts, the company believes that its manufacturing facilities are outfitted with some of the most efficient and technologically-advanced equipment in the industry.

During fiscal 1988 through fiscal 1994, the company invested approximately $191 million to open new facilities, including sewing facilities in Roanoke, Virginia and Montego Bay, Jamaica (a leased facility), and the highly automated customer service center in Martinsville, Virginia, and to modernize other facilities. Open-end spinning frames were acquired to increase yarn production and reduce costs, higher color quality and lower dyeing costs were achieved from the installation of new jet dyeing equipment, new dryers were added in the fabric finishing process, automated cutting machines were introduced, and new information systems were implemented.

Tultex's highly-automated customer service center, opened in 1991, has greatly expanded the company's distribution capabilities. The customer service center allows the company to package and ship its products according to the more detailed color, size and quantity specifications typically required by high-margin retailers and department stores and has permitted consolidation of the company's warehouses. However, the customer service center currently is underutilized during the first half of the year and has significantly contributed to the company's fixed costs. Management believes that its strategy of increasing sales of higher-margin retail products, which require more sophisticated packaging, will result in improved utilization of the customer service center.

In spring 1992, Logo 7 moved its operations to a newly-constructed, leased facility built to Logo 7's specifications. This 650,000 square foot building allowed Logo 7 to centralize operations, increase inventory control, improve material flow and will allow for future expansion.

Tultex manufactures yarn at three facilities located in North Carolina, which have a combined production capacity of 1.3 million pounds per week, utilizing modern, open-end spinning frames. For its knitting operations, Tultex operates approximately 500 modern high-speed, latch-needle circular knitting machines, which produce various types of fabrics. The company believes its dyeing operations are among the most modern and technologically efficient in the industry; dyeing operations are computer-controlled, allowing precise duplication of dyeing procedures to ensure "shade repeatability" and color-fast properties. The finishing operations employ mechanical squeezing and steaming equipment.

The Martinsville cutting facility uses advanced Bierrebi automatic continuous cutting machines with computer-controlled hydraulic die-cutting heads and "lay-up" machines and high-speed reciprocating knives. Sewing production at the company's nine sewing facilities is organized on an assembly-line basis.

The company has incorporated sophisticated systems into several key areas of the manufacturing process. The company relies on a knitting ticket system to track and report the manufacturing process from yarn inventory through the knitting of individual rolls of fabric into greige cloth storage. From this point, the shop floor control module of the Cullinet manufacturing system monitors and reports the movement of each production lot through the operations of dyeing, finishing, cutting and sewing. Each sewing plant then electronically transmits an advance shipping notice to the automated customer service center so the distribution planning module at the center can plan the arrival and storage/packing of the sewn garments. Frontier knitting monitor systems, cutting production systems, and sewing production systems use computer-based data collection on each knitting, cutting, and sewing machine to monitor machine and operator efficiency, data that is useful for quality control, incentive-based payroll data, and production management information.

The company decorates its unfinished licensed apparel products using screenprinting or embroidery at Logo 7's facilities in Indianapolis and Universal's facilities in Massachusetts. Automatic silkscreen machines and dryers are used for longer runs, and hand-operated presses are used for shorter or more complicated runs. Embroidery is applied using high-speed, computerized stitching equipment.

The company's order backlog at December 31, 1993 was approximately $67 million and at December 31, 1994 was approximately $143 million. Backlogs are computed from orders on hand at the last day of each fiscal period. The company believes that due to the seasonality of the company's business and the just-in-time nature of much of the company's sales, order backlogs are not a reliable indicator of future sales volume.

Raw Materials

The company's principal raw materials for the production of activewear are cotton and polyester. Cotton content in fleecewear typically is 50% and in jersey apparel typically is 100%. The company is producing increasing amounts of fleecewear containing 90-100% cotton. Fleecewear and jersey manufacturers are extremely sensitive to fluctuations in cotton and polyester prices as these materials represent approximately 30% of the manufacturing cost of the product. In addition, the company is indirectly impacted by increasing costs of raw materials in its licensed apparel business because the company purchases finished goods containing cotton and polyester and these higher raw materials costs often are effectively passed on to the company. Cotton prices increased significantly in 1994 over 1993 levels. In 1994, the company's average price per pound of cotton was $0.72, compared with $0.60 in 1993, while the average price per pound of polyester was $0.64 in 1994, compared with $0.67 in 1993. The company expects the average price paid for cotton and polyester to be higher in 1995. To the extent cotton prices increase before the company fixes the price for the remainder of its raw cotton needs, the company's results of operations could be adversely affected.

Trademarks

The company increasingly promotes and relies upon its trademarks, including Discus Athletic, Logo Athletic, Tultex, and Logo 7, which are registered in the United States and many foreign countries.

Seasonality

The company's business is seasonal. The majority of fleecewear sales occur in the third and fourth quarters, coinciding with cooler weather and the playing seasons of popular professional and college sports. Jersey sales peak in the second and third quarters of the year, somewhat offsetting the seasonality of fleecewear sales.

Environmental Matters

The company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations, including, but not limited to, the Water Pollution Control Act, as amended; the Clean Air Act, as amended; the Resource Conservation and Recovery Act, as amended; the Toxic Substances Control Act, as amended; and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

The company returns dyeing wastes for treatment to the City of Martinsville, Virginia's municipal wastewater treatment systems operated pursuant to a permit issued by the state. The city has filed a timely application to renew its permit. In 1989, the city adopted a plan for removing the coloration, caused by the dye wastes, from the water by using polymer chemicals to combine with the extremely small particles of the dye to create a sludge-like substance that can be retrieved from the water at the city's wastewater treatment plant and disposed of as a non-hazardous waste in the city's landfill. To cover the cost to the city, the company pays 50 to 80 cents per thousand gallons of water above regular water costs. The expenditures required do not have a material effect on the company's earnings or competitive position.

The company's operations also are governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

The company believes that it is in material compliance with the aforementioned laws and regulations and does not expect that future compliance will have a material adverse effect on its capital expenditures, earnings or competitive position in the foreseeable future. However, there can be no assurances that environmental and other legal requirements will not become more stringent in the future or that the company will not incur significant costs in the future to comply with such requirements.

Employees

The company had approximately 6,933 employees at December 31, 1994, of which 6,043 or 87% were paid hourly.

In August 1994, hourly employees at the company's Martinsville, Virginia facilities voted for representation by the Amalgamated Clothing and Textile Workers Union. The company accepted a three-year labor contract with the union which covers all hourly employees at the Martinsville facilities. (1)
As of December 31, 1994, the company's approximately 2,200 hourly employees in Martinsville accounted for approximately 32% of the company's total employees and approximately 36% of the company's hourly employees. None of the company's other employees are represented by a union.


(1) It was ratified by an employee vote on March 26, 1995.


Item 2.   Properties

Most of the company's principal physical facilities (other than those of Logo
7 and Universal) are located in Virginia and North Carolina, within a 150-mile radius of the City of Martinsville. All facilities are of masonry construction except the buildings at Vinton, Virginia, Mattapoisett, Massachusetts and the Customer Service Center in Martinsville, Virginia, which are steel-framed metal-walled buildings constructed on a concrete slab. All buildings are well-maintained. The location, approximate size and use of the company's principal owned properties are summarized in the following table:

              		       Square
Location               Footage       Use
--------               -------       ------

Martinsville, VA        45,200       Administrative offices

Martinsville, VA     1,100,000       Manufacturing and distribution (apparel)

Koehler, VA             60,000       Warehousing

Martinsville, VA        70,000       Warehousing

South Boston, VA       130,000       Sewing (apparel)

Bastian, VA             53,500       Sewing (apparel)

Longhurst, NC          287,000       Manufacturing (yarn)

Roxboro, NC            110,000       Manufacturing (yarn)

Dobson, NC              38,000       Sewing (apparel)

Mayodan, NC            612,000       Manufacturing, warehousing and shipping
                            				     (yarn and apparel)

Vinton, VA              50,000       Sewing (apparel)

Martinsville, VA       502,200       Warehousing and shipping (apparel)

Mattapoisett, MA       116,250       Distribution (headwear)

The following table presents certain information relating to the company's principal leased facilities:

                     			      Lease
                     			      Expira-    Current
              		    Square    tion       Annual
Location            Footage   Date       Rental        Use
--------            -------   -------    -------       ---

Chilhowie, VA        40,015   08/31/97   $   46,200    Sewing (apparel)

Montego Bay,         66,000   Monthly       266,040    Sewing (apparel)
Jamaica

Marion, NC           48,760   11/02/98       95,000    Sewing (apparel)

Martinsville, VA     31,000   Monthly        18,700    Warehousing (apparel)

Martinsville, VA    300,000   06/01/98      684,000    Warehousing (apparel)

Martinsville, VA    500,000   06/01/98      978,000    Warehousing (apparel)

Indianapolis, IN    650,000   04/30/07    1,404,000    Manufacturing (apparel)


Manufacturing equipment, substantially all of which is owned by the company, includes carding, spinning and knitting machines, jet-dye machinery, dryers, cloth finishing machines, cutting and sewing equipment and automated storage/retieval equipment. This machinery is modern and kept in good repair. The company leases a fleet of trucks and tractor-trailers which are used for transportation of raw materials and for interplant transportation of semi-finished and finished products.

The company's facilities and its manufacturing equipment are considered adequate for its needs.

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

As of February 28, 1995 there were 3,413 record holders of the Company's common stock. Other information required by Item 5 of Form 10-K appears under the heading "Common Stock Prices and Dividend Information" on page 24 and in "Note 7" of "Notes to Financial Statements" on page 12 of the company's 1994 Annual Report to Stockholders.

Item 6.   Selected Financial Data.

The following table presents selected financial data of Tultex Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7. Prior years have been restated to reflect the acquisition of Universal Industries, Inc. treated as a pooling of interest, and to reflect a change in accounting method from LIFO to FIFO.

                                          						   1994         1993         1992         1991         1990
In thousands of dollars except per share data)     (52 weeks)   (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)
                                           					   ----------   ----------   ----------   ----------   ----------
Summary of Operations:

Net sales and other income                         $  565,433   $  533,611   $  503,946   $  349,910   $  390,336
Costs and operating expenses                          532,847      507,524      470,155      330,079      351,228
                                          						   ----------   ----------   ----------   ----------   ----------
Operating income                                       32,586       26,087       33,791       19,831       39,108
Interest expense                                       18,151       16,996       13,540        9,064        8,838
                                          						   ----------   ----------   ----------   ----------   ----------
Income before income taxes and cumulative effect
 of a change in accounting principle                   14,435        9,091       20,251       10,767       30,270
Provision for income taxes                              5,485        3,188        7,060        3,443       11,097
                                          						   ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of a
 change in accounting principle                         8,950        5,903       13,191        7,324       19,173
Cumulative effect of a change in
 accounting principle                                     -            -            -          2,848          -
                                          						   ----------   ----------   ----------   ----------   ----------
Net Income                                              8,950        5,903       13,191       10,172       19,173
Less preferred dividend requirement                     1,135        1,135        1,041           10           13
                                           					   ----------   ----------   ----------   ----------   ----------
Balance to common stock                            $    7,815   $    4,768    $  12,150    $  10,162    $  19,160
                                          						   ==========   ==========   ==========   ==========   ==========
Weighted average number of common
 shares outstanding*                                   29,685       28,961       28,872       28,862       28,901
                                          						   ==========   ==========   ==========   ==========   ==========

Shares outstanding at year end*                        29,807       29,053       28,878       28,862       28,860
                                          						   ==========   ==========   ==========   ==========   ==========
Per common share*:
Income before cumulative effect of a
 change in accounting principle                    $      .26   $      .16   $      .42   $      .25   $      .66
Net income                                         $      .26   $      .16   $      .42   $      .35   $      .66
                                          						   ==========   ==========   ==========   ==========   ==========

Dividends declared (Note 7)                        $      .05   $      .20   $     .20    $      .32   $      .36
                                          						   ==========   ==========   ==========   ==========   ==========

Book value                                         $     5.74   $     5.64   $     5.67   $     5.44   $     5.37
                                          						   ==========   ==========   ==========   ==========   ==========





                                          						   1994         1993         1992         1991         1990
In thousands of dollars except per share data)     (52 weeks)   (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)
                                           					   ----------   ----------   ----------   ----------   ----------
Year-end Data:
Current assets                                     $  289,907   $  288,691   $  249,327   $  171,692   $  176,611
Current liabilities                                   167,053       45,138      122,610       86,681       84,179
                                          						   ----------   ----------   ----------   ----------   ----------
Working capital                                    $  122,854   $  243,553   $  126,717   $   85,011   $   92,432
                                          						   ==========   ==========   ==========   ==========   ==========

Inventories                                        $  130,183   $  157,278   $  130,166   $   89,368   $   98,748
Property, plant and equipment (net)                   134,884      151,775      153,188      140,426      150,372
Total assets                                          456,809      474,965      435,818      314,957      328,643
Bank notes payable                                      1,000          -         79,825       55,762       43,299
Current portion of long-term debt                     132,353        8,524        2,268        2,443        3,812
                                          						   ==========   ==========   ==========   ==========   ==========
Capital Invested:
Long-term debt                                     $   83,002   $  230,914   $  118,438   $   56,827   $   75,958
Stockholders, equity                                  187,101      179,197      178,793      157,091      155,301
				                                          		   ----------   ----------   ----------   ----------   ----------
Total capital invested                             $  270,103   $  410,111   $  297,231   $  213,918   $  231,259
                                          						   ==========   ==========   ==========   ==========   ==========
Return on average total capital invested                  2.6%         1.7%         5.2%         4.6%         8.4%
Long-term debt as a percentage of total capital          30.7%        56.3%        39.8%        26.6%        32.8%
                                          						   ==========   ==========   ==========   ==========   ==========

*As adjusted for stock splits, stock dividends and shares issued in pooling-of-interests acquisition of Universal Industries, Inc. in 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial results for the first six months of fiscal 1992 have been restated to include Universal Industries, Inc., acquired by the company in June 1992 through an exchange of stock accounted for as a pooling of interests. In addition, the company changed its method of determining cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the fourth quarter of fiscal 1993. This change has been applied retroactively by restating all prior periods presented.

Results of Operations

The following table presents the company's consolidated income statement items as a percentage of sales.

                      		Dec. 31, 1994     Jan. 1, 1994     Jan. 2, 1993
                     			(52 weeks)        (52 weeks)       (53 weeks)
                     			-------------     ------------     ------------
Net sales and
 other income           100.0%            100.0%           100.0%

Cost of
 products sold           74.2              74.1             73.0

Depreciation              4.2               4.4              4.2

Selling, general
 and administrative      16.5              16.6             16.1

Gain on sale of
 facilities              (0.7)               -                -

Interest                  3.2               3.2              2.7
                     			-------------     ------------     ------------

Total costs and
 expenses                97.4              98.3             96.0
                     			-------------     ------------     ------------

Income before taxes       2.6               1.7              4.0

Provision for
 income taxes             1.0               0.6              1.4
                     			-------------     ------------     ------------
Net income                1.6%              1.1%             2.6%
                     			=============     ============     ============

Note: Certain items have been rounded to cause the columns to add to 100%.

Fiscal Year 1994 Compared to Fiscal Year 1993 Net Sales and Other Income for the year ended December 31, 1994 increased $31.8 million or 6% over the prior year, from $533.6 million to $565.4 million, attributable primarily to increased sales volume in the activewear and licensed headwear lines. These increases were partially offset by a decrease in other licensed apparel sales due to the Major League Baseball strike and the National Hockey League lockout, and to some general weakening in the licensed sports apparel marketplace. Activewear sales in fiscal 1994 increased $24.3 million or 7.6% over fiscal 1993 from $320.1 million to $344.4 million, and licensed apparel headwear sales increased $16.2 million or 31% over fiscal 1993 from $52.2 million to $68.4 million. Sales of other licensed sports apparel decreased by $8.7 million or 5.4% in fiscal 1994 compared with 1993 from $161.3 million to $152.6 million. Sales of Discus Athletic(registered trademark) activewear and premium private label sweats under the Nike, Levi Strauss and Reebok names increased 49.8% to $77.6 million and sales of Logo Athletic(registered trademark) licensed apparel increased 198.6% to $64.5 million. Sales of jersey products were $56.8 million for the fiscal year ended December 31, 1994, representing 16.5% of the company's activewear sales during such period compared to 11.6% for fiscal 1993.

Cost of Products Sold as a percentage of sales in fiscal 1994 remained relatively unchanged from 1993, increasing from 74.1% to 74.2%. Continuing efficiency improvements and overhead reductions during 1994 helped contain total costs. Costs were contained notwithstanding growth of jersey volume, which typically produces lower margins, increased raw material costs and product improvements. Utilization of the company's manufacturing and distribution facilities improved in the second half of 1994 as a result of the increased demand for activewear. Raw material costs were higher in 1994 than in 1993 as a result of the increased price of raw cotton. Cotton prices fluctuate based on the relationship between supply and demand, with prices increasing as demand increases and/or supply decreases. The supply of cotton can be adversely affected by weather, crop disease or other factors. Although cotton and polyester prices are expected to be higher and cotton supply may be limited in 1995, the company has contracted to purchase substantially all of its raw cotton needs for 1995 and fixed the price on approximately 50% of its raw cotton needs. To the extent cotton prices increase before the company fixes the price for the remainder of its raw cotton needs, the company's results of operations could be adversely affected.

Depreciation expense as a percentage of sales was 4.2% for fiscal 1994 and 4.4% for fiscal 1993. Depreciation expense in 1994 increased by $0.6 million or 2.6% over 1993 from $23.4 million to $24 million, due to fixed asset additions.

Selling, General and Administrative ("S,G&A") expenses increased $5.1 million in 1994. As a percentage of net sales, S,G&A expenses were 16.5% in 1994 and 16.6% in 1993. Higher S,G&A expenses in 1994 resulted from higher advertising costs and sales commissions in activewear lines, especially relating to the company's Discus Athletic brand, and higher royalties in the licensed apparel lines.

In December 1994, the company sold its yarn spinning plant located in Rockingham, North Carolina, which generated a pretax gain of $4.4 million. The company separately agreed to purchase from the buyer 20 million pounds of cotton-polyester blended yarns over the next three years at market terms. The company's yarn purchase requirements are expected to exceed this amount.

Interest expense as a percentage of sales was 3.2% for both 1994 and 1993. Interest expense increased $1.2 million or 7.1% in 1994 over 1993, from $17 million to $18.2 million, primarily as a result of higher average borrowings to finance working capital requirements. The nature of the company's business requires extensive seasonal borrowings to support its working capital needs. As of October 6, 1993, the company entered into a $225 million revolving credit facility, which replaced its short-term credit lines. During fiscal 1993, working capital borrowings averaged $133.9 million at an average rate of 3.8%. During fiscal 1994, under the revolving credit facility, average borrowings and interest rate were $155.3 million and 5.2%, respectively.

Provision for Income Taxes is a function of pretax earnings and the combined effective rate of federal and state income taxes. The effective rate for combined federal and state income tax was 38% in 1994 and 35% in 1993. The provision for income taxes as a percentage of net sales increased to 1% in fiscal 1994 from 0.6% in fiscal 1993, an increase of $2.3 million. The increase in provision for income taxes was due to higher pretax earnings and higher effective federal and state income tax rates.

Fiscal Year 1993 Compared to Fiscal Year 1992 Net Sales and Other Income for fiscal 1993 increased $29.7 million or 5.9% over 1992 from $503.9 million to $533.6 million. The 1993 sales growth was due to a 23.7% increase in licensed apparel sales partially offset by lower activewear sales. Unit sales volume of activewear apparel in 1993 was relatively unchanged from the prior year's level, while the average selling price of activewear apparel decreased by approximately 2% from 1992. The 1993 average price decline of activewear products was primarily due to proportionately higher shipping volume of jersey products, which sell at lower prices than fleece garments.

Cost of Products Sold as a percentage of sales increased from 73% for 1992 to 74.1% for 1993. The increase was primarily due to heavier fabric weights, greater sewing detail for activewear products, strong licensed apparel sales growth with mass merchandisers which sales generally yield lower margins, and expenses associated with streamlining operations. The increase in jersey sales, which traditionally yield lower margins than fleece, also increased cost of products sold as a percentage of sales. Apparel production for 1993 decreased 2.5% from 1992.

Depreciation expense as a percentage of sales increased to 4.4% for 1993 from 4.2% for 1992. Depreciation expense increased $2.6 million or 12.5% over 1992 from $20.8 million to $23.4 million. The 1993 increase was primarily due to expenditures for machinery and equipment.

Selling, General and Administrative expenses increased as a percentage of sales from 16.1% in 1992 to 16.6% in 1993. The primary reason for the S,G&A expense increase was an approximately $5 million increase in royalty expenses related to higher sales of professional sports licensed apparel.

Interest expense was 3.2% of sales for 1993 compared to 2.7% for 1992. Interest expense increased $3.5 million or 25.9% in 1993 compared to 1992 from $13.5 million to $17 million primarily due to higher indebtedness from increased working capital needs and the acquisition of Logo 7. The company experienced increased working capital needs in 1993 due to higher inventory levels and extended payment terms for some customers.

Provision for Income Taxes reflects an effective rate for combined federal and state income taxes of 35% in 1993 and 1992.

Financial Condition, Liquidity and Capital Resources

Net working capital at December 31, 1994 decreased $120.7 million or 49.5% to $122.9 million from $243.6 million at January 1, 1994, primarily due to the reclassification of $104 million of borrowings under the company's existing revolving credit facility from long-term debt to current maturities. Net accounts receivable increased $23.4 million from January 1, 1994 to December 31, 1994 due to higher activewear sales in the fourth quarter of 1994 versus the comparable period in 1993.

Inventories traditionally increase during the first half of the year to support second-half shipments. In 1994, inventories peaked on July 2 at $206.5 million and then dropped to $130.2 million at December 31. As of December 31, 1994, inventories had decreased by approximately $27.1 million or 17.2% from January 1, 1994, while sales had increased 6% in fiscal 1994 versus fiscal 1993.

Borrowings under the company's revolving credit facility, amounting to $104 million at December 31, 1994, were reclassified from long-term debt to current maturities because the credit facility terminates in October 1995. The current ratio (ratio of current assets to current liabilities) at December 31, 1994 was 1.7 compared to 6.4 at January 1, 1994. The decrease in the current ratio was due mainly to higher current maturities of debt.

On October 6, 1993, the company began operating with a two-year $225 million revolving credit facility which replaced the company's short-term credit lines. Total indebtedness at December 31, 1994 consisted primarily of the 8 7/8% notes totaling $95 million, $104 million outstanding under the revolving credit facility and $16 million due under the term loan. The company's average credit facility borrowings during fiscal 1994 were $155.3 million and its peak borrowing was $192 million at October 1, 1994. Current maturities included $19 million of the 8 7/8% notes, a total of $9 million, due in equal quarterly payments of approximately $2 million each, under the term loan and $104 million of borrowings under the revolving credit facility. As of December 31, 1994, the company was in compliance with, or had obtained waivers for violations of, all debt covenants.

The company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to offer to the public an aggregate of $110,000,000 principal amount of senior notes due 2005. Net proceeds from this offering and borrowings under the new senior credit facility will be used to repay in full the 8 7/8% notes and the term loan. The company believes that the longer maturities and the increased covenant flexibility provided under the terms of the notes will allow the company to continue to increase its long-term investment in brand promotion and higher-margin products.

In fiscal 1994, net cash provided by operations was $24.6 million compared to cash used by operations of $5.9 million in fiscal 1993. The reduced need for operating cash was due to reduced inventory partially offset by higher accounts receivable. Cash used for capital expenditures decreased $13.7 million or 61.4% for fiscal 1994 compared to 1993 from $22.3 million to $8.6 million. The company has budgeted approximately $15 million for capital expenditures in fiscal 1995. Cash used by financing activities was $24.1 million for fiscal 1994 compared to cash provided by financing activities of $33.4 million in fiscal 1993 as a result of reduced borrowing requirements. The company expects that its short-term borrowing needs will be met through cash generated from operations and borrowings under the new, three-year senior credit facility. In addition, the notes will require no scheduled principal repayments until their maturity in 2005.

Stockholders' Equity increased $7.9 million during fiscal 1994 primarily due to net income for the period of $9 million and $0.7 million net proceeds from a new employee stock purchase plan. This increase was partially offset by cash dividends of $1.8 million. On April 13, 1994, the Board of Directors suspended further dividend payments. Substantially contemporaneously with the consummation of the senior notes offering, the company expects to pay existing dividend arrearages on its preferred stock and thereafter to resume paying quarterly dividends thereon. No decision with respect to renewal of common stock dividends has been made. Accumulated dividends on the company's 5% cumulative preferred stock and cumulative convertible preferred stock, $7.50 Series B totaled $851,000 at December 31, 1994.

Item 8.   Financial Statements and Supplementary Data.

TULTEX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        								     Page
                                                        								     ----
Consolidated Statements of Income                                     18
Consolidated Balance Sheets                                           19
Consolidated Statements of Cash Flows                                 21
Consolidated Statements of Changes in Stockholders' Equity            22
Notes to Consolidated Financial Statements                            24
Report of Independent Public Accountants                              43

Tultex Corporation
Consolidated Statements of Income
(In thousands of dollars except per share data)

Fiscal years ended:             Dec. 31, 1994   Jan. 1, 1994   Jan. 2, 1993
                            				(52 weeks)      (52 weeks)     (53 weeks)
                             			-------------   ------------   ------------

Net sales and other income      $     565,433   $    533,611   $    503,946

Costs and expenses:

  Cost of products sold               419,769        395,727        368,027

  Depreciation                         23,973         23,364         20,831

  Selling, general
  and administrative                   93,510         88,433         81,297

  Gain on sale of facilities           (4,405)           -              -

  Interest                             18,151         16,996         13,540
                            			 -------------   ------------   ------------

Total costs and expenses              550,998        524,520        483,695
                            				-------------   ------------   ------------

Income before income taxes             14,435          9,091         20,251

Provision for income taxes
 (Note 9)                               5,485          3,188          7,060
                            				-------------   ------------   ------------

Net Income                      $       8,950   $      5,903   $     13,191
				                            =============   ============   ============

Net Income per Common Share     $         .26   $        .16   $        .42
                            				=============   ============   ============
Dividends per Common Share
 (Note 7)                       $         .05   $        .20   $        .20
                            				=============   ============   ============

The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Balance Sheets
(In thousand of dollars except share data)

Assets                                      Dec. 31, 1994     Jan. 1, 1994
					                                       -------------     ------------
Current assets:
  Cash and equivalents (Note 5)             $       5,776     $      6,754
  Accounts receivable, less allowance
   for doubtful accounts of $2,115
  (1994) and $2,374 (1993)                        139,743          116,383
  Inventories (Note 3)                            130,183          157,278
  Prepaid expenses                                 14,205            8,276
                                   					    -------------     ------------
Total current assets                              289,907          288,691
                                   					    -------------     ------------
Property, plant and equipment,
net of depreciation (Note 4)                      134,884          151,775
Intangible assets                                  26,766           27,983
Other assets                                        5,252            6,516
                                   					    -------------     ------------

Total Assets                                $     456,809     $    474,965
                                   					    =============     ============

Liabilities and Stockholders, Equity             Dec. 31, 1994     Jan. 1, 1994
                                          						 -------------     ------------
Current liabilities:
  Notes payable to banks (Note 5)                $       1,000     $       -
  Current maturities of long-term debt
   (Notes 6 and 19)                                    132,353            8,524
  Accounts payable - trade                              19,634           18,170
  Accrued liabilities - other                           11,102           13,923
  Dividends payable (Note 7)                              -               1,736
  Income taxes payable                                   2,964            2,785
                                          						 -------------     ------------
Total current liabilities                              167,053           45,138
                                          						 -------------     ------------
Long-term debt, less current maturities
 (Notes 6 and 19)                                       83,002          230,914
Deferrals:
  Deferred income taxes (Note 9)                        14,893           14,014
  Other                                                  4,760            5,702
                                          						 -------------     ------------
Total deferrals                                         19,653           19,716
                                          						 -------------     ------------

Stockholders, equity (Notes 6, 8, 15 and 16):

5% cumulative preferred stock, $100 par value;
 authorized - 22,000 shares, issued and
 outstanding - 1,975 shares (1994 and 1993)                198              198
Series B, $7.50 cumulative convertible preferred
 stock; authorized, issued and outstanding -
 150,000 shares (1994 and 1993)                         15,000           15,000
Common stock, $1 par value; authorized -
 60,000,000 shares, issued and outstanding -
 29,806,793 shares (1994) and 29,053,126
 shares (1993)                                          29,807           29,053
Capital in excess of par value                           5,279            1,889
Retained earnings                                      140,283          133,107
                                          						 -------------     ------------
                                          						       190,567          179,247
Less notes receivable from stockholders                  3,466               50
                                          						 -------------     ------------
Total stockholders' equity                             187,101          179,197
                                          						 -------------     ------------

Commitments and contingencies
 (Notes 12, 13, and 14)

Total Liabilities and Stockholders, Equity       $     456,809     $    474,965
                                          						 =============     ============

The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Statements of Cash Flows
(In thousands of dollars)

Fiscal years ended:                   Dec. 31, 1994  Jan. 1, 1994  Jan. 2, 1993
                            				      (52 weeks)     (52 weeks)    (53 weeks)
                            				      -------------  ------------  ------------
Operating Activities:
Net income                            $       8,950  $      5,903  $     13,191
Items not requiring (providing) cash:
Depreciation                                 23,973        23,364        20,831
Gain on sale of facilities                   (4,405)          -             -
Deferred income taxes                           879         1,880          (234)
Amortization of excess of fair
 value of assets acquired over cost               -           -            (280)
Amortization of intangible assets             1,217         1,217         1,217
Other deferrals                                (942)        1,859         1,982
Changes in assets and liabilities:
Accounts receivable                         (23,360)       (6,503)      (17,685)
Inventories                                  27,095       (27,112)      (25,461)
Prepaid expenses                             (5,929)       (2,598)       (2,227)
Accounts payable and accrued expenses        (3,093)         (790)        1,139
Income taxes payable                            179        (3,113)        2,690
                            				      -------------  ------------  ------------
Cash provided (used) by operating
 activities (Notes 3, 6 and 9)               24,564        (5,893)       (4,837)
Investing Activities:
Additions to property, plant and
 equipment                                   (8,624)      (22,250)      (30,330)
Change in other assets                        1,264        (2,413)          113
Sales and retirements of property
 and equipment                                5,947           299           182
Acquisition of assets and certain
 liabilities of Logo 7                          -             -         (57,756)
                             				      -------------  ------------   -----------
Cash used by investing activities            (1,413)      (24,364)      (87,791)
Financing Activities:
Issuance (payment) of short-term
 borrowings                                   1,000       (79,825)       24,063
Issuance of long-term debt                    2,054       121,000       140,000
Payments of long-term debt                  (26,137)       (2,268)      (79,156)
Preferred stock issued                          -             -          15,000
Cash dividends (Note 7)                      (1,774)       (6,932)       (6,690)
Proceeds from stock plans                       728         1,433           201
                            				      -------------  ------------  ------------
Cash provided (used) by financing
 activities                                 (24,129)       33,408        93,418
                            				      -------------  ------------  ------------
Net increase (decrease) in cash and
 equivalents                                   (978)        3,151           790

Cash and equivalents at beginning
 of year                                       6,754        3,603         2,813
                            				      --------------  -----------  ------------
Cash and Equivalents at End of Year   $        5,776  $     6,754  $      3,603
                            				      ==============  ===========  ============
The accompanying Notes to Financial Statements are an integral part of this statement.

Tultex Corporation
Consolidated Statement of Changes in Stockholders' Equity
(In thousands of dollars except share data)

										                                                                                       Notes         Total
                                   					5%          Series B    Common    Capital                Receivable-   Stock-
                                   					Preferred   Preferred   Stock     in Excess   Retained   Stock-        holders'
                                   					Stock       Stock       Value     of Par      Earnings   holders       Equity
                                   					---------   ---------   -------   ---------   --------   -----------   --------
Balance as of Dec. 28, 1991,
 as previously reported                 $   198                 $28,862   $     580   $121,876   $     (184)   $151,332

Adjustment for the cumulative effect on
 prior years of applying retroactively
 the new method of valuing inventories
 (Note 3)                                                         5,759                    5,759
                                    				---------   ---------   -------   ---------   --------   -----------   --------
Balance as of Dec. 28, 1991,
 as adjusted                                198                  28,862         580    127,635         (184)    157,091

Net income for the 53 weeks ended
 Jan. 2, 1993 (Note 3)                                                                  13,191                   13,191
Series B, preferred stock issued
 (150,000 shares)                                   $  15,000                                                    15,000
Employee stock purchases                                             16         101                     (30)         87
Collections - stockholders'
 notes receivable                                                                          114          114
Cash dividends on common stock
 ($.20 per share) (Note 7)                                                    (5,649)                (5,649)
Cash dividends on preferred
 stock (Note 7)                                                               (1,041)                (1,041)
                                    					---------   ---------   -------    ---------  --------   -----------   --------
Balance as of Jan. 2, 1993                   198        15,000    28,878         681    134,136        (100)     178,793

Net income for the 52 weeks
 ended Jan. 1, 1994                                                            5,903                  5,903
Employee stock purchases                                             175       1,208                    (11)       1,372
Collections - stockholders'
 notes receivable                                                                                        61           61
Cash dividends on common stock
 ($.20 per share) (Note 7)                                                              (5,797)                   (5,797)
Cash dividends on preferred
 stock (Note 7)                                                                         (1,135)                   (1,135)
                                    					---------   ---------   -------   ---------   --------    ----------   --------

Balance as of Jan. 1, 1994                   198        15,000    29,053       1,889    133,107          (50)    179,197












										                                                                                       Notes         Total
                                   					5%          Series B    Common    Capital                Receivable-   Stock-
                                   					Preferred   Preferred   Stock     in Excess   Retained   Stock-        holders'
                                   					Stock       Stock       Value     of Par      Earnings   holders       Equity
                                   					---------   ---------   -------   ---------   --------   -----------   --------

Net income for the 52 weeks
 ended Dec. 31, 1994                                                                     8,950                    8,950
Employee stock purchases                                            754       3,390                 (4,144)         -
Collections - stockholders'
 notes receivable                                                               728                                 728
Cash dividends on common stock
 ($.05 per share) (Note 7)                                                              (1,490)                  (1,490)
Cash dividends on preferred
 stock (Note 7)                                                                           (284)                    (284)
                                   					---------   ---------   -------   ---------   --------   ----------   ---------
Balance as of Dec. 31, 1994             $   198     $  15,000   $29,807   $   5,279   $140,283   $  (3,466)   $ 187,101
				                                   	=========   =========   =======   =========   ========   ==========   =========


The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

Note 1-Accounting Policies The significant accounting policies followed by Tultex Corporation and its subsidiaries in preparing the accompanying consolidated financial statements are as follows:

Basis of Consolidation: The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Equivalents: The company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities as cash and equivalents for the purposes of the statement of cash flows. Such cash equivalents have maturities of less than 90 days.

Inventories: Inventories are recorded at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method. See Note 3 for information concerning the change in the method of valuing inventories from the last-in, first-out (LIFO) method to the FIFO method during 1993.

Property, Plant and Equipment: Land, buildings and equipment are carried at cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Gain or loss on retirement or disposal of individual assets is recorded as income or expense.

Depreciation is provided on the straight-line method for all depreciable assets over their estimated useful lives as follows:

Classification                       Estimated Useful Lives
--------------------------           ----------------------
Land improvements                    20 years
Buildings and improvements           12-50 years
Machinery and equipment              3-20 years

Capitalized Interest: Interest is capitalized on major capital expenditures during the period of construction. There was no interest capitalized in the three years ended December 31, 1994.

Intangible Assets: Goodwill and licenses are being amortized on a straight-line basis over 25 years. The company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. The gross amount of goodwill was $3,909,000 at December 31, 1994 and January 1, 1994. Accumulated amortization of goodwill was $469,000 and $313,000 at December 31, 1994 and January 1, 1994, respectively. The gross amount of licenses was $26,507,000 at December 31, 1994 and January 1, 1994. Accumulated amortization of licenses was $3,181,000 and $2,120,000 at December 31, 1994 and January 1, 1994, respectively.

Pensions: Pension expense includes charges for amounts not less than the actuarially determined current service costs plus amortization of prior service costs over 30 years. The company funds amounts accrued for pension expense not in excess of the amount deductible for federal income tax purposes.

Revenue Recognition: The company recognizes the sale when the goods are shipped or ownership is assumed by the customer.

Income Taxes: Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between financial and taxable income.

Net Income per Share: Net income per common share is computed using the weighted average number of common shares outstanding during the period after giving retroactive effect to stock splits and stock dividends and after deducting the preferred dividend requirements which accrued during the period. The weighted average number of common shares outstanding were 29,685,000, 28,961,000 and 28,872,000 for fiscal 1994, 1993 and 1992, respectively. Fully diluted net income per common share is not materially different from primary net income per common share for fiscal 1994, 1993 and 1992.

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

Other Postretirement Benefits: As further described in Note 10, the company changed its method of accounting for the costs of certain life insurance and medical benefits for eligible retirees and dependents in 1993.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure about the fair value of certain instruments. Cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The estimated fair value of the company's fixed rate debt is disclosed in Note 6.

Note 2-Mergers and Acquisitions
On January 31, 1992, effective as of January 1, 1992, the company acquired assets, certain liabilities, contracts and licenses of Logo 7, Inc., a major producer and marketer of licensed sports apparel, for a purchase price of approximately $58 million, consisting of $15 million (stated value) of a new series of Cumulative Convertible Preferred Stock, $7.50 Series B and $43 million cash. The $43 million cash was obtained with a 17-month interim loan from two banks which was prepaid without penalty. The company obtained permanent financing on June 26, 1992. The results of Logo 7, Inc. are included in the company's consolidated statement of income for 1992. The purchase price of $58 million has been allocated to the various acquired assets. Goodwill of $3,909,000 was determined and is being amortized over 25 years on a straight-line basis.

On June 30, 1992, the company completed the acquisition of Universal Industries, Inc., a professional sports headwear licensee located in Mattapoisett, Massachusetts, through an all-stock deal valued at $11.1 million for nearly 1.3 million common shares. The valuation of common shares was based on the average closing price per share on the New York Stock Exchange for the 20 days prior to the closing of the transaction. The acquisition has been accounted for as a pooling of interests, and accordingly, the financial statements have been restated to include the results of operations for Universal for all periods presented.

				Six months ended
(In thousands of dollars)       June 1992 (Unaudited)
                            				---------------------
Net sales and other income:
Tultex                          $138,588
Universal                         20,777
                            				---------------------
Combined                        $159,365
                            				---------------------
Net income:
Tultex                          $ (5,331)
Universal                            859
                             			---------------------
Combined                        $ (4,472)
                            				=====================
Note 3-Inventories The components of inventories are as follows:

(In thousands                  Dec. 31,          Jan. 1,           Jan. 2,
 of dollars)                   1994              1994              1993
                     			       --------          --------          --------
Raw materials                  $ 25,704          $ 29,291          $ 23,664
Goods in process                 13,453            11,956           13,641
Finished goods                   87,436           112,296           88,549
Supplies                          3,590             3,735            4,312
                     			       --------          --------          --------
Total inventories              $130,183          $157,278          $130,166
                     			       ========          ========          ========

During the fourth quarter of 1993, the company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not materially impact net income for 1993, it decreased net income by $4,001,000 or 14 cents per share in 1992. The balances of retained earnings for the years ended December 28, 1991 and January 2, 1993 have been adjusted for the effect (net of income taxes) of applying retroactively the new method of valuing inventories.

Note 4-Property, Plant and Equipment Property, plant and equipment, at cost, consist of the following:

                            				       Dec. 31,        Jan. 1,
(In thousands of dollars)              1994            1994
                            				       --------        --------
Land and improvements                  $  3,760        $  3,821
Buildings and improvements               68,262          68,204
Machinery and equipment                 207,518         209,044
Construction in progress                  2,444           2,863
                            				       --------        --------
                                   					281,984         283,932
Less accumulated depreciation           147,100         132,157
                            				       --------        --------
Net property, plant and equipment      $134,884        $151,775
                            				       ========        ========
In 1994, the company sold one of its yarn manufacturing facilities. The net proceeds and gain from the sale amounted to $5,500,000 and $4,405,000, respectively.

Note 5-Short-Term Credit Agreements Until October 6, 1993, when the company entered into a two-year revolving credit agreement with 12 banks (see Note 6), it had formal short-term lines of credit with lending banks aggregating $57,000,000 with interest payable at or below the prime rate. At January 2, 1993, the weighted average interest rate on borrowings outstanding of $79,825,000 was 4.1%. The use of these lines was restricted to the extent that the company was required to liquidate its indebtedness to certain individual banks for a 30-day period each year. At times, the company borrowed amounts in excess of the lines on a short-term negotiated basis.

The company currently has a short-term line of credit with one lending bank totaling $3,000,000. Total borrowings outstanding under this line at December 31, 1994 were $1,000,000 with interest at 6.1%. There were no such borrowings outstanding at January 1, 1994.

The company utilizes letters of credit for foreign sourcing of inventory. Trade letters of credit outstanding were $2,026,000, $9,715,000 and $5,266,000 at December 31, 1994, January 1, 1994 and January 2, 1993, respectively. After October 6, 1993, all letters of credit issued were part of the revolving credit agreement described in Note 6.

Note 6-Long-Term Debt

                            				Dec. 31,            Jan. 1,
(In thousands of dollars)       1994                1994
                            				--------            --------
Amount due under revolving
 credit agreement               $104,000            $121,000
8 7/8% senior notes due
 June 1, 1999                     95,000              95,000
Term loan due July 31, 1996       15,997              22,917
Other indebtedness                   358                 521
                            				--------            --------
                            				 215,355             239,438
Less current maturities          132,353               8,524
                            				--------            --------
Total long-term debt            $ 83,002            $230,914
                            				========            ========

On October 6, 1993, the company signed a two-year $225 million revolving credit agreement with 12 banks with interest at or below prime plus 1/8%. Three of the banks are co-agents, and one of the three is administrative agent. The facility replaced the company's previous short-term credit lines used to support working capital and future growth. The agreement expires in October, 1995.

On June 26, 1992, the company issued 8.875% unsecured, senior notes totaling $95,000,000. Payments consist of interest only for the first two years and installment payments of principal and interest for the remaining five years.

As of March 1, 1994, the company amended and restated its 8.94% term loan. Under the terms of the restatement, interest is payable quarterly at the 90-day LIBOR rate + .75%, and principal is due in seven remaining quarterly installments of $2,285,000. The company also assumed the fixed cost to unwind an interest rate credit exchange agreement that allowed the lender to provide fixed rate financing to the company at the inception of the term loan in 1989.

The term loan agreement, senior notes and revolving credit agreement contain provisions regarding maintenance of working capital and restrictions on payment of cash dividends. At December 31, 1994, the company was in compliance or had obtained waivers for any violations of the covenants. Consolidated retained earnings, which were free of dividend restrictions, amounted to $3,952,000 at December 31, 1994.

Interest paid by the company in 1994, 1993 and 1992 was $18,598,000, $16,830,000 and $13,180,000, respectively.

The approximate aggregate maturities of long-term debt for each of the next five fiscal years are as follows:

(In thousands of dollars)                    Total
                                   					     --------
1995                                         $132,353*
1996                                           25,984
1997                                           19,006
1998                                           19,006
1999                                           19,006

* Includes maturity of $104,000,000 outstanding under revolving credit agree-ment. (See Note 19.)

At December 31, 1994 and January 1, 1994, the carrying amount of the senior notes exceeded the fair value by approximately $5,800,000 and $900,000, respectively. The fair value of the company's senior notes was determined using valuation techniques that considered cash flows discounted at current market rates in effect as of December 31, 1994 and January 1, 1994.

Note 7-Dividends
At January 1, 1994, dividends payable represented amounts paid on January 3, 1994. During the second quarter of 1994, the company suspended the payment of dividends on its preferred and common stock.

Prior to second quarter 1994, all stated dividends on the five percent cumulative preferred stock had been declared and paid. Cumulative dividends on such stock that have not been declared or paid as of December 31, 1994 amounted to $7,000. Prior to second quarter 1994, all stated dividends on the Series B cumulative preferred stock had been declared and paid. Cumulative dividends on such stock that have not been declared or paid as of December 31, 1994 amounted to $844,000.

Note 8-Stock Options
In 1988, the company's stockholders ratified the 1987 Stock Option Plan under which 700,000 shares of common stock were reserved for stock option grants to certain officers and employees. The plan provided that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the New York Stock Exchange composite tape on such day. At December 31, 1994, some options remain unexercised from the 1987 Stock Option Plan, which expired November 19, 1992.

On March 21, 1991, the company's stockholders ratified the 1990 Stock Option Plan under which 700,000 shares of common stock were reserved for stock option grants to certain officers and employees. Options granted under the 1990 Plan may be incentive stock options (RISOsS) or non-qualified stock options. The option price will be fixed by the Executive Compensation Committee of the Board at the time the option is granted, but in the case of an ISO, the price cannot be less than the share's fair market value on the date of grant. Grants must be made before October 18, 2000 and expire within 10 years of the date of grant. In exercising options, an employee may receive a loan from the company for up to 90% of the exercise price. Outstanding loans are shown as a reduction of stockholders' equity on the balance sheet.

On May 19, 1994, the stockholders approved an increase of 500,000 shares in the maximum number of shares to be issued pursuant to the exercise of options granted under the Plan, extended the date that grants could be made to October 7, 2003, and provided that no participant may be granted options in any calendar year for more than 50,000 shares of common stock. A summary of the changes in the number of common shares under option for each of the three previous years follows:

Year ended December 31, 1994        Number of Shares   Per Share Option Price
                            				    ----------------   ----------------------
Outstanding at beginning of year      928,233          $6.88-$9.75
Granted                               397,500          $5.13-$6.00
Exercised                                -                  -
Expired                                20,000                $9.13
Cancelled                              80,333          $6.00-$9.75
                            				    ----------------   ----------------------
Outstanding at end of year          1,225,400          $5.13-$9.75
                            				    ================   ======================
Exercisable at end of year          1,025,400          $5.13-$9.75
                            				    ================   ======================
Shares reserved for future grant:
Beginning of year                      39,900
                            				    ================
End of year                           190,000
                            				    ================

Year ended January 1, 1994          Number of Shares   Per Share Option Price
                             			    ----------------   ----------------------
Outstanding at beginning of year    1,015,833          $7.50-$9.63
Granted                               280,000          $6.88-$9.75
Exercised                             175,600          $7.63-$9.63
Expired                               165,000          $7.88
Cancelled                              27,000          $7.63-$9.63
                            				    ----------------   ----------------------
Outstanding at end of year            928,233          $6.88-$9.75
                             			    ================   ======================
Exercisable at end of year            748,233          $6.88-$9.75
                            				    ================   ======================
Shares reserved for future grant:
Beginning of year                     307,400
                            				    ================
End of year                            39,900
                            				    ================

Year ended January 2, 1993          Number of Shares   Per Share Option Price
                             			    ----------------   ----------------------
Outstanding at beginning of year      545,196          $7.50-$11.92
Granted                               536,600          $8.38-$ 9.63
Exercised                              14,734          $7.63-$ 9.63
Expired                                26,463          $11.92
Cancelled                              24,766          $7.63-$ 9.63
                            				    ----------------   ----------------------
Outstanding at end of year          1,015,833          $7.50-$ 9.63
                            				    ----------------   ----------------------
Exercisable at end of year            945,833          $7.50-$ 9.63
                            				    ----------------   ----------------------
Shares reserved for future grant:
Beginning of year                     836,350
                            				    ================
End of year                           307,400
                            				    ================

Note 9-Provision for Income Taxes
The components of the provision for federal and state income taxes are summarized as follows:

(In thousands of dollars)         Dec. 31,        Jan. 1,         Jan. 2,
                            				  1994            1994            1993
                            				  --------        --------        --------
Currently payable:
  Federal                         $  4,072        $  1,192        $  6,694
  State                                534             116             600
                            				  --------        --------        --------
                            				     4,606           1,308           7,294
                            				  --------        --------        --------
Deferred:
  Federal                              590           1,723            (214)
  State                                289             157             (20)
                            				  --------        --------        --------
                            				       879           1,880            (234)
                            				  --------        --------        --------
Total provision                   $  5,485        $  3,188        $  7,060
                            				  ========        ========        ========

Deferred income taxes resulted from the following temporary differences:

(In thousands of dollars)         Dec. 31,        Jan. 1,         Jan. 2,
                            				  1994            1994            1993
                             			  --------        --------        --------
Depreciation                      $    579        $  2,095        $  2,864
Inventory                            1,388             (24)         (3,110)
Pension                                 31            (486)            (83)
Abandonment loss                       -               187             -
Intangible assets                      299             283             -
Postretirement benefits                (58)           (172)            -
AMT credit carry-forward            (1,617)            -               -
Bad debt and other allowances           99              (2)              1
Other                                  158              (1)             94
                            				  --------        --------        --------
Total                             $    879        $  1,880        $   (234)
                             			  ========        ========        ========

Significant components of the deferred tax liabilities and assets are as follows:

                            				  Dec. 31,        Jan. 1,
(In thousands of dollars)         1994            1994
                            				  --------        --------
Deferred tax liabilities:
Tax over book depreciation        $ 16,569        $ 15,990
Spare parts inventory                  776             797
Intangible assets                      724             425
Inventory                              177             -
Other                                  303              39
                            				  --------        --------
Gross deferred tax liabilities      18,549          17,251
                            				  --------        --------
Deferred tax assets:
Bad debt and other allowances          466             565
Inventory reserves                     -             1,211
Postretirement benefits                234             176
Pension obligations                    931             962
Worker's compensation                  225             182
AMT credit carryforward              1,617             -
Other                                  183             141
                            				  --------        --------
Gross deferred tax assets            3,656           3,237
                            				  --------        --------
Net deferred tax liabilities      $ 14,893        $ 14,014
                            				  ========        ========

A reconciliation of the statutory federal income tax rates with the company's effective income tax rates for 1994, 1993 and 1992 was as follows:

                            				Dec. 31,        Jan. 1,         Jan. 2,
                            				1994            1994            1993
                            				--------        --------        --------
Statutory
 Federal rate                   35%             34%             34%
 State rate, net                 3               2               2
 Untaxed foreign income          -               -              (1)
 Other                           -              (1)              -
                            				--------        --------        --------
Effective income tax rate       38%             35%             35%
                            				========        ========        ========

Income tax payments were $4,659,000, $4,512,000 and $4,404,000 for fiscal 1994,
1993 and 1992, respectively.

In 1992, the company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The company's adoption of SFAS No. 109 resulted in no material effect on 1992 earnings.

The company is currently undergoing an examination by the Internal Revenue Service for the years ended 1991, 1992 and 1993. While the examination is not complete, management does not expect the outcome to materially impact the company's financial position or results of operations.

Note 10-Employee Benefits
All qualified employees of the parent company and its Universal subsidiary are covered by a noncontributory, defined benefit plan. The benefits are based on years of service and the employee's highest five consecutive calendar years of compensation paid during the 10 most recent years before retirement. Prior service costs are amortized over 30 years. The status of the defined benefit plan as of December 31, 1994, January 1, 1994 and January 2, 1993 was as follows:

(In thousands of dollars)                  1994        1993        1992
                                   					   -------     -------     -------
Fair value of plan assets, primarily
 listed stocks and corporate and
 government debt                           $34,594     $40,261     $40,006
                                    				   -------     -------     -------
Accumulated benefit obligation,
 including vested benefits of $26,733,
 $29,294 and $27,149, respectively          27,393      30,114      27,977
Additional benefits based on
 estimated future salary levels              6,002       6,851       9,592
                                   					   -------     -------     -------
Projected benefit obligation                33,395      36,965      37,569
                                   					   -------     -------     -------
Plan assets in excess of projected
 benefit obligation                          1,199       3,296       2,437
Unrecognized net gain                       (1,273)     (2,910)     (1,253)
Unrecognized net transitional assets        (1,838)     (2,308)     (2,777)
Unrecognized prior service cost                145         257         293
                                           -------     -------     -------
Accrued pension liability                  $(1,767)    $(1,665)    $(1,300)
                                    				   =======     =======     =======

The following rate assumptions were made for the plan:

                                   					   1994      1993      1992
                                   					   -----     -----     -----
Discount rate of return on
 projected benefit obligation               8.5%     7.75%      8.0%
Rate of return on plan assets              10.0%     10.0%     10.0%

The long-term rate of salary progression for 1994 reflected no rate increase for the first year, followed by 3.5% for two years, 4% for six years with an ultimate rate of increase of 5%. The long-term rate for 1993 reflected no anticipated rate increase for the first two years, followed by 3.5% for two years, 4% for six years and 5% thereafter. The comparable rate in 1992 was 5% for all years. The effect of the change in assumed salary progression rates from 1992 to 1993 had no material impact on pension expense for 1993 and decreased pension expense for 1994 by $383,000. The changes in rates and assumptions from year to year were made to reflect what management considered to be a better approximation of the rates to be realized.

Pension expense in 1994, 1993 and 1992 included the following components:

(In thousands of dollars)            1994        1993        1992
                            				     -------     -------     -------
Service cost-benefits earned
 during the period                   $ 1,707     $ 1,861     $ 1,697
Interest on projected
 benefit obligation                    2,808       2,893       3,176
Actual (gain) loss on plan assets      4,587      (2,362)     (2,400)
Net deferral                          (9,000)     (1,919)     (1,370)
Curtailment loss                         -           -           104
Settlement gain                          -           -          (151)
                            				     -------     -------     -------
Net periodic pension cost            $   102     $   473     $ 1,056
                            				     =======     =======     =======

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

The company has a nonqualified, unfunded supplementary retirement plan for which it has puchased cost recovery life insurance on the lives of the participants. The company is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover all costs of the plan if assumptions made as to mortality experience, policy earnings and other factors are realized. Expenses related to the plan were $536,000 in 1994, $547,000 in 1993 and $395,000 in 1992. The actuarially determined liability which has been included in other deferrals was $3,506,000 at December 31, 1994, $3,190,000 at January 1, 1994 and $2,313,000 at January
2, 1993.

The following table sets forth the plan's status and amounts recognized in the company's financial statements at December 31, 1994, January 1, 1994 and January 2, 1993:

(In thousands of dollars)               1994        1993        1992
                                   					-------     -------     -------
Fair value of plan assets               $   -       $   -       $   -

Accumulated benefit obligation,
 including vested benefits of $3,406,
 $3,043 and $2,284, respectively          3,506       3,190       2,313
Additional benefits based on
 estimated future salary levels             433          (5)      1,341
                                   					-------     -------     -------
Projected benefit obligation              3,939       3,185       3,654
                                   					-------     -------     -------
Projected benefit obligation in
 excess of plan assets                   (3,939)     (3,185)     (3,654)
Unrecognized net loss                     1,271         667       1,213
Unrecognized prior service cost             280         -           -
Unrecognized transitional obligation        992       1,092       1,193
Adjustment required to recognize
 minimum liability                       (2,110)     (1,764)     (1,065)
                                   					-------     -------     -------
Unfunded accrued supplementary cost     $(3,506)    $(3,190)    $(2,313)
                                   					=======     =======     =======

Net supplementary pension cost for the three years included the following components:

(In thousands of dollars)               1994        1993        1992
                                    				-------     -------     -------
Service cost-benefits earned
 during the period                      $   139     $   110     $    95
Interest on projected benefit
 obligation                                 255         276         200
Net amortization                            142         161         100
                                   					-------     -------     -------
Net periodic supplementary
 pension cost                           $   536     $   547     $   395
                                   					=======     =======     =======

Substantially all employees meeting certain service requirements are eligible to participate in the company's employee savings (401k) plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. Although the plan did not provide for any company contributions in 1992, a matching provision became effective in April 1993, but was discontinued on January 2, 1994.

Substantially all employees are eligible to receive certain bonuses or profit-sharing amounts, the amounts of which are determined at management's discretion. Such expenses amounted to $1,791,000 in 1994, $2,329,000 in 1993 and $6,071,000 in 1992.

The company also provides certain postretirement medical and life insurance benefits to substantially all employees who retire with a minimum of 20 years of service for the period of time until the employee and any dependents reach age 65. The medical plan requires monthly contributions by retired participants which are dependent on the participant's length of service, age at the date of retirement and Medicare eligibility. The life insurance plan is noncontributory. Prior to 1993, the company expensed the costs relating to these unfunded plans as incurred. Such costs amounted to approximately $375,000 in 1992.

In 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard required companies to recognize the estimated costs of providing postretirement benefits on an accrual basis. The company elected the delayed recognition method of adoption which allows amortization of the initial transitional obligation over a 20-year period. At January 3, 1993, the actuarially determined accumulated postretirement benefit obligation was $5,101,000.

The amounts recognized in the company's balance sheet at December 31, 1994 and January 1, 1994 were as follows:

(In thousands of dollars)                1994        1993
                                   					 -------     -------
Accumulated postretirement
 benefit obligation                      $ 7,066     $ 5,323
Unrecognized transitional
 obligation                               (4,590)     (4,846)
Unrecognized loss                         (1,847)        -
                                   					 -------     -------
Accrued liability                        $   629     $   477
                                    				 =======     =======

Net periodic postretirement benefit cost for 1994 and 1993 included the following components:

(In thousands of dollars)                1994        1993
                                   					 -------     -------
Service cost-benefits earned
 during the period                       $   198     $   171
Interest on accumulated
 postretirement benefit obligation           398         402
Amortization of accumulated
 postretirement benefit obligation           256         256
                                   					 -------     -------
Total periodic postretirement
 benefit cost                            $   852     $   829
                                   					 =======     =======

The discount rate used in determining the accumulated postretirement benefit obligation was 8.5% for 1994 and 8% for 1993. The assumed medical cost trend rate was 12% in 1993, declining by 1% per year until an ultimate rate of 5% is achieved. For 1994, the rate used was 11%, still declining by 1% per year until reaching an ultimate goal of 5.5%. The medical cost rate assumption has a significant effect on the amount of the obligation and net periodic cost reported.

The adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" in 1994 had no material impact on the company's results of operations or financial position, as the company does not have significant postemployment benefits.

Note 11-Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1994 and January 1, 1994.

(In thousands of dollars except per share data)
                                          						 1994         1993
                                          						 --------     --------
Net Sales and Other Income
 1st quarter                                     $ 86,294     $ 91,022
 2nd quarter                                      101,900      100,238
 3rd quarter                                      208,931      187,109
 4th quarter                                      168,308      155,242
                                          						 --------     --------
Total                                            $565,433     $533,611
                                          						 ========     ========
Gross Profit
 1st quarter                                     $ 18,511     $ 21,957
 2nd quarter                                       18,757       23,386
 3rd quarter                                       44,136       38,742
 4th quarter                                       42,049       31,985
                                          						 --------     --------
Total                                            $123,453     $116,070
                                          						 ========     ========
Income Before Income Taxes
 1st quarter                                     $ (7,916)    $ (2,295)
 2nd quarter                                       (4,892)         681
 3rd quarter                                       11,924        7,437
 4th quarter                                       15,319        3,268
                                          						 --------     --------
Total                                            $ 14,435     $  9,091
                                          						 ========     ========
Provision for Income Taxes
 1st quarter                                     $ (3,008)    $   (852)
 2nd quarter                                       (1,859)         246
 3rd quarter                                        4,531        2,767
 4th quarter                                        5,821        1,027
                                          						 --------     --------
Total                                            $  5,485     $  3,188
                                          						 ========     ========
Net income
 1st quarter                                     $ (4,908)    $ (1,443)
 2nd quarter                                       (3,033)         435
 3rd quarter                                        7,393        4,670
 4th quarter                                        9,498        2,241
                                          						 --------     --------
Total                                            $  8,950     $  5,903
                                          						 ========     ========

                                          						 1994         1993
                                           					 --------     --------
Net Income per Common Share
 1st quarter                                     $   (.18)    $   (.06)
 2nd quarter                                         (.11)         .01
 3rd quarter                                          .24          .15
 4th quarter                                          .31          .06
                                          						 --------     --------
Total                                            $    .26     $    .16
                                          						 ========     ========

Note 12-Commitments
At December 31, 1994, the company was obligated under a number of noncancellable, renewable operating leases as follows:

                     			      Data            Manufacturing
(In thousands                 Processing      Facilities and
 of dollars)                  Equipment       Other               Total
                     			      ----------      --------------      -------
1995                          $    2,890      $        6,877      $ 9,767
1996                               2,759               5,154        7,913
1997                               2,303               4,086        6,389
1998                               1,056               2,930        3,986
1999                                 -                 2,080        2,080
2000 and after                       -                14,054       14,054
                     			      ----------      --------------      -------
                     			      $    9,008      $       35,181      $44,189
                     			      ==========      ==============      =======

Rental expense charged to income was $13,358,000 in 1994, $15,092,000 in 1993 and $13,696,000 in 1992.

The company has entered into various licensing agreements which permit it to market apparel with copyrighted logos and characters from the sports and entertainment industries. Under the terms of these agreements, the company is required to pay minimum guaranteed fees to certain licensors. The remaining minimum obligations under these agreements at December 31, 1994 were approximately $9,100,000 in fiscal 1995, $8,200,000 in fiscal 1996 and $8,400,000 in fiscal 1997.

Note 13-Employment Agreements
The company has entered into employment continuity agreements with certain of its executives which provide for the payments to these executives of amounts up to three times their annual compensation plus continuation of certain benefits if there is a change in control in the company (as defined) and a termination of their employment. The maximum contingent liability at December 31, 1994 under these agreements was approximately $4,393,000.

Employment agreements with certain executives were executed as a result of the Logo 7 acquisition. As of February 5, 1995, these agreements were renegotiated. Under predefined events of termination, the company could incur a maximum liability of $3,490,000.

Note 14-Concentration of Credit Risk
The company's concentration of credit risk is limited due to the large number of primarily domestic customers who are geographically dispersed. The company had one customer that constituted 10.4% of net sales in 1994. There were no such customers in 1993 or 1992. As disclosed on the balance sheet, the company maintains an allowance for doubtful accounts to cover estimated credit losses.

Note 15-Shareholder Rights Plan
In March 1990, the Board of Directors of the company adopted a Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on April 2, 1990. Each right entitles the registered holder to purchase from the company, until the earlier of March 22, 2000 or the redemption of the rights, one one-thousandth of a share of newly authorized Junior Participating Cumulative Preferred Stock, Series A, without par value, at an exercise price of $40. The rights are not exercisable or transferable apart from the common stock until the earlier of (i) 10 days following the public announcement that a person or a group of affiliated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the company's outstanding common stock or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10% or more of the company's outstanding common stock. The company may redeem the rights at a price of $.01 per right at any time prior to the acquisition of 10% or more of the company's outstanding common stock or certain other triggering events.

Note 16-Stock Purchase Plan
In February 1994, the company initiated the Salaried Employees' Stock Purchase Plan. Under the plan, employees could elect to purchase shares of the company's common stock in amounts ranging from 20-30% of their annual salary. Employees will pay for the stock through payroll deductions over a 60-month period. Interest at 6% per annum will be charged until the stock is fully paid and the shares will be held by the company until that time. Under the plan, 753,667 shares were issued at a price of $5.50. Of the $4,144,000 loans recorded for the shares, $702,000 has been collected, leaving an outstanding balance at December 31, 1994 of $3,442,000. Interest realized during 1994 on the loans was $188,000. In January 1995, the directors of the company approved an amendment to the plan that allows an employee options for early payment of the loan.

Note 17-Advertising Costs
In fiscal 1995, the company will be required to adopt the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The Statement effectively requires that certain advertising costs which were previously deferred and amortized over an anticipated benefit period be recognized currently in the statement of income. If the company had adopted the Statement as of December 31, 1994, selling, general and administrative expenses as reported on the statement of income would have increased by approximately $4,900,000.

Note 18-Unionization of Facilities
In August 1994, hourly employees at the company's Martinsville, Virginia facilities voted for representation by the Amalgamated Clothing and Textile Workers Union. The company is currently negotiating a labor contract with the union which would cover those employees.

Note 19-Refinancing
The company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to offer to the public an aggregate of $110,000,000 principal amount of Senior Notes due 2005 ("Senior Notes"). The company is anticipating completion of the offering during the first quarter of 1995.
The company intends to use the net proceeds from the offering together with borrowings under the senior credit facility referred to below to pay principal, accrued interest and prepayment expenses related to the $95,000,000 aggregate principal amount of senior notes due June 1, 1999 and the $15,997,000 aggregate principal amount term loan due July 31, 1996. In connection with the repayment of the senior notes and the term loan, the company will be required to write off unamortized debt issuance costs and will incur a prepayment penalty. As of December 31, 1994, unamortized debt issuance costs related to the senior notes and term loan were $2,913,000. If the repayment of the senior notes and term loan had occurred at December 31, 1994, the prepayment penalty would have been $1,278,000.

Concurrent with the Senior Note offering, the company expects to enter into a senior credit facility with a number of banks. This facility will replace the revolving credit agreement described in Note 6. The terms of the new facility are expected to be substantially equivalent to those included in the existing revolving credit agreement. Unamortized debt issuance costs related to the revolving credit agreement at December 31, 1994 were $598,000.

All subsidiaries of the company ("Subsidiary Guarantors") will fully and unconditionally guarantee the company's obligations under the Senior Notes on a joint and several basis.

Note 20-Condensed Consolidating Financial Information
The following financial information presents condensed consolidating financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned subsidiaries on a combined basis ("Wholly-owned Subsidiaries"),
(iii) the majority-owned subsidiary ("Majority-owned Subsidairy") and (iv) the company on a consolidated basis. All subsidiaries will guarantee the Senior Notes as discussed in Note 19.

                       					                Wholly-owned    Majority-owned
(In thousands of dollars)       Parent      Subsidiaries    Subsidiary        Eliminations    Consolidated
                            				--------    ------------    --------------    ------------    -------------
As of and for the year ended
 December 31, 1994

Current assets                  $242,754    $    110,927    $        1,938    $    (65,712)    $    289,907
Noncurrent assets                185,383          41,894               -           (60,375)         166,902
                            				--------    ------------    --------------    ------------     ------------
Total assets                    $428,137    $    152,821    $        1,938    $   (126,087)    $    456,809
                            				========    ============    ==============    ============     ============

Current liabilities             $153,163    $     76,728    $        1,698    $    (64,536)    $    167,053
Noncurrent liabilities           101,098           1,611               (56)              2          102,655
                            				--------    ------------    --------------    ------------     ------------
Total liabilities               $254,261    $     78,339    $        1,642    $    (64,534)    $    269,708
                            				========    ============    ==============    ============     ============

Net sales                       $341,420    $    240,239    $        3,644    $    (19,870)    $    565,433
Costs and expenses               327,931         239,748             3,931         (20,612)         550,998
                            				--------    ------------    --------------    ------------     ------------
Pretax net income (loss)        $ 13,489    $        491    $         (287)   $        742     $     14,435
                            				========    ============    ==============    ============    =============







                                   					    Wholly-owned    Majority-owned
(In thousands of dollars)       Parent      Subsidiaries    Subsidiary        Eliminations    Consolidated
                            				--------    ------------    --------------    ------------    -------------
As of and for the year ended
 January 1, 1994

Current assets                  $237,088    $    111,401    $        2,906    $    (62,704)    $    288,691
Noncurrent assets                203,828          44,578               -           (62,132)         186,274
                            				--------    ------------    --------------    ------------     ------------
Total assets                    $440,916    $    155,979    $        2,906    $   (124,836)    $    474,965
                             			========    ============    ==============    ============     ============

Current liabilities             $ 15,597    $     80,895    $        2,442    $    (53,796)    $     45,138
Noncurrent liabilities           257,459             486               (51)         (7,264)         250,630
                            				--------    ------------    --------------    ------------     ------------
Total liabilities               $273,056    $     81,381    $        2,391    $    (61,060)    $    295,768
                            				========    ============    ==============    ============     ============

Net sales                       $323,785    $    234,278    $        6,489    $    (30,941)    $    533,611
Costs and expenses               320,689         227,673             6,632         (30,474)         524,520
                            				--------    ------------    --------------    ------------     ------------
Pretax net income (loss)        $  3,096    $      6,605    $         (143)   $       (467)    $      9,091
                            				========    ============    ==============    ============     ============

As of and for the year ended
 January 2, 1993

Current assets                  $206,692    $     82,901    $        2,518    $    (42,784)    $    249,327
Noncurrent assets                205,689          45,624               -           (64,822)         186,491
                            				--------    ------------    --------------    ------------     ------------
Total assets                    $412,381    $    128,525    $        2,518    $   (107,606)    $    435,818
                            				========    ============    ==============    ============     ============

Current liabilities             $105,406    $     58,268    $        1,999    $    (43,063)    $    122,610
Noncurrent liabilities           135,633              16               (48)         (1,186)         134,415
                            				--------    ------------    --------------    ------------     ------------
Total liabilities               $241,039    $     58,284    $        1,951    $    (44,249)    $    257,025
                            				========    ============    ==============    ============     ============

Net sales                       $338,856    $    192,586    $        3,725    $    (31,221)    $    503,946
Costs and expenses               327,889         181,922             3,489         (29,605)         483,695
                            				--------    ------------    --------------    ------------     ------------
Pretax net income (loss)        $ 10,967    $     10,664    $          236    $     (1,616)    $     20,251
                            				========    ============    ==============    ============     ============



Note 21-Pro forma Financial Information (Unaudited)
Pro forma income from continuing operations and pro forma income per common share from continuing operations have been calculated by adjusting historical results of operations to give effect to the consummation of the refinancing described in Note 19 as though the refinancing had been finalized at January 2, 1994. Pro forma income from continuing operations and pro forma income per common share from continuing operations for the fiscal year ending December 31, 1994 would have been $7,215,000 and $0.20, respectively. For purposes of preparing the pro forma financial information, the company used rates of interest of 10.625% and 5.7% on the Senior Notes and the senior credit facility, respectively. On a pro forma basis, a 1/8% increase in the company's weighted average variable interest rate for the senior credit facility would have resulted in pro forma income from continuing operations and pro forma income per, com-mon share from continuing operations of $7,077,000 and $0.20, respectively.

Report of Independent Accountants

To the Stockholders and Board of Directors of Tultex Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Tultex Corporation and its subsidiaries (the company) at December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 9 of Notes to Financial Statements, the company changed its method of accounting for income taxes in 1992. In addition, in 1993, the company changed its method of valuing inventory and accounting for postretirement medical and life insurance benefits, as discussed in Notes 3 and 10 of Notes to Financial Statements, respectively.

Price Waterhouse LLP

Winston-Salem, North Carolina

February 6, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

With respect to the directors of the company, the information required by
Item 10 of Form 10-K appears on pages 3 through 5 of the company's 1995 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Company

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the company.


Name                     Office                                   Age
----                     ------                                   ---

John  M. Franck          Chairman of the Board                     42

Charles W. Davies, Jr.   President and Chief Executive Officer     46

O. Randolph Rollins      Executive Vice President, General
                     			 Counsel and Chief Financial Officer       52

Walter  J. Caruba        Vice President - Marketing  and
                      		 Sales                                     47

W.  Jack Gardner, Jr.    Vice President - Operations               51

B. Alvin Ratliff         Vice President  - and Service/Quality
                     			 Coordinator                               49

Don P. Shook             Vice President  -  Administration         57

John J. Smith            Vice President  -  Customer Service       52

Kevin W. Walsh           Vice President  - Finance and
                     			 Treasurer                                 40

James  M. Baker          Secretary                                 64

Suzanne H. Wood          Controller                                35

John M. Franck, Chairman of the Board of Directors, was Chairman of the Board of Directors and Chief Executive Officer from January 1991 to January 1995, and served as President and Chief Operating Officer from November 1988 to
January 1991.   Mr. Franck is a director of Piedmont Trust Bank, Martinsville,
Virginia.  He is the son of William F. Franck.

Charles W. Davies, Jr., Chief Executive Officer of the Company since January 1995, was President and Chief Operating Officer from January 1991 to January 1995, and Executive Vice President from December 1989 to January 1991. From February 1988 through November 1989, he was President and Chief Executive Officer of Signal Apparel Company in Chattanooga, Tennessee. From March 1986 to February 1988, Mr. Davies was President of Little Cotton Manufacturing Company in Wadesboro, North Carolina, and from December 1984 through February 1986 was Senior Vice President of Fieldcrest-Cannon in Kannapolis, North Carolina.

O. Randolph Rollins became Executive Vice President and General Counsel in October 1994 and became Chief Financial Officer in January 1995. Prior thereto, Mr. Rollins was a partner with the law firm of McQuire, Woods, Battle & Boothe, Richmond, Virginia, from 1973 to 1990 and from January 1994 to October 1994. From 1990 to January 1994, Mr. Rollins served in the Cabinet of Virginia's Governor L. Douglas Wilder, first as Deputy Secretary of Public Safety and from 1992 through January 14, 1994 as Secretary of Public Safety of the Commonwealth of Virginia. Mr. Rollins is the brother-in-law of John M. Franck and son-in-law of William F. Franck.

Walter J. Caruba became Vice President - Marketing and Sales in September 1992. He served as Vice President - Distribution between October 1990 and September 1992. He served as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

W. Jack Gardner, Jr. became Vice President - Operations in September 1994 and served as General Manager - Fabric Manufacturing from January 1988 until that time.

B. Alvin Ratliff became Vice President and Service/Quality Coordinator in February 1994 after serving as Vice President - Operations from December 1984 until that time.

Don P. Shook became Vice President - Administration in January 1995 after serving as Vice President - Human and Financial Resources since January 1994. He previously served as Vice President - Finance and Administration from December 1988 until January 1994. Prior thereto, he served as Vice President - Finance from January 1987 to November 1988 and was Controller from December 1985 and January 1987.

John J. Smith became Vice President - Customer Service in September 1992.
Prior thereto, he served as Vice President - Sales and Marketing since December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager - Information Systems & Services between December 1985 and May 1987.

Kevin W. Walsh was appointed Vice President - Finance and Treasurer in December 1994. In the six years prior to joining the company, he was a vice president and senior loan officer of Signet Bank.

James M. Baker became Secretary in January 1991. He also served as Treasurer from January 1991 until January 1995 and as Director - External Reporting from August 1987 to January 1991. Between December 1985 and August 1987 he was Director - Budgets and Financial Reporting.

Suzanne H. Wood became Controller of the company in October 1993 after joining the Company in June 1993. In the ten years prior to joining the company, she was employed by Price Waterhouse LLP, most recently as Audit Senior Manager.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

Item 11.   Executive Compensation.

The information required by Item 11 of Form 10-K appears on pages 6 (beginning with "Executive Compensation") through 9 of the company's 1995 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K appears on page 1 and 2 of the company's 1995 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears on page 11 of the company's 1995 Proxy Statement and is incorporated herein by reference.


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)     The following documents are filed as part of this report:

     (1)     Financial Statements:

	     The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 23.

     (2)     Financial Statement Schedules:                 Page in Form 10-K

	     Report of Independent Accountants on
 	     Financial Statement Schedules:                              F-1

	     Consolidated Financial Statement Schedule for each of the three years in the period ended December 31, 1994:

	     II-Valuation and Qualifying Accounts and
      	  Reserves                                                  F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

	  3.1     Restated Articles of Incorporation (filed as
       		  Exhibit 3.1 to the company's Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

	  3.2 Articles of Amendment to the Restated Articles of Incorporation (filed as Exhibit 3 to the company's 8-K dated January 31, 1992 and incorporated herein by reference)

	  3.3     By-laws of Tultex Corporation (filed as Exhibit
       		  3.3 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.4 Articles of Incorporation of AKOM Ltd. (filed as Exhibit 3.4 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.5 By-laws of AKOM, Ltd. (filed as Exhibit 3.5 to the company's Amendment No. 1 to Form S-1 dated
       		  March 17, 1995 and incorporated herein by reference)

	  3.6 Articles of Incorporation of Dominion Stores, Inc. (filed as Exhibit 3.6 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.7 By-laws of Dominion Stores, Inc. (filed as Exhibit 3.7 to the company's Amendment No. 1 to Form S-1 dated
       		  March 17, 1995 and incorporated herein by reference)

	  3.8 Articles of Incorporation of Tultex International, Inc. (filed as Exhibit 3.8 to the company's mendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.9 By-laws of Tultex International, Inc. (filed as Exhibit 3.9 to the company's Amendment No. 1 to Form S-1 dated
       		  March 17, 1995 and incorporated herein by reference)

	  3.10    Articles of Incorporation of Logo 7, Inc. filed as Exhibit
       		  3.10 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.11 By-laws of Logo 7, Inc. (filed as Exhibit 3.11 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.12 Articles of Incorporation of Universal Industries, Inc. (filed as Exhibit 3.12 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.13 By-laws of Universal Industries, Inc. (filed as Exhibit 3.13 to the company's Amendment No. 1 to Form S-1 dated
       		  March 17, 1995 and incorporated herein by reference)

	  3.14    Articles of Incorporation of Tultex Canada, Inc. (filed as
       		  Exhibit 3.14 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.15 By-laws of Tultex Canada, Inc. (filed as Exhibit 3.15 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  3.16    Articles of Incorporation of SweatJet, Inc. (filed as Exhibit
       		  3.16 to the company's Amendment No. 1 to Form S-1 dated
       		  March 17, 1995 and incorporated herein by reference)

	  3.17 By-laws of SweatJet, Inc. (filed as Exhibit 3.17 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  4.1     Indenture among Tultex Corporation, the Guarantors and
       		  First Union National Bank of Virginia, as Trustee, relating to the Senior Notes (filed as Exhibit 4.1 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  4.2 Senior Note (included in Exhibit 4.1 as filed with the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	  4.3 Subsidiary Guarantee (included in Exhibit 4.1 as filed with the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)


	  10.1    Tultex Corporation 1987 Stock Option Plan (filed as Exhibit
       		  B to the company's Definitive Proxy Statement dated and mailed January 15, 1988 and incorporated herein by reference)

	  10.2 Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed February 14, 1991 and incorporated herein by reference)

	  10.3 Supplemental Retirement Plan (filed as an exhibit to the company's Form 10-K for the fiscal year ended December 30, 1990 and incorporated herein by reference)

	  10.4 Tultex Corporation Salaried Employees' Common Stock Purchase Plan, dated February 11, 1994 (filed as Exhibit 4.5 to the company's Registration Statement Form S-8 dated
       		  February 11, 1994 and incorporated herein by reference)

	  10.5 Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 and the company's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference)

	  10.6 Standstill Agreement, dated as of January 31, 1992, among Tultex Corporation, Logo 7, Inc. (Ind.), Melvin Simon and Herbert Simon (filed as Exhibit 10(b) to the company's Form 8-K dated
       		  January 31, 1992 and incorporated herein by reference)

	  10.7 Credit Agreement for $225 million credit facility, dated March 23, 1994 (filed herewith)

	  11      The computation of earnings per share can be clearly determined
		         from the financial statements of the Company contained in the
       		  Annual Report to Stockholders


	  21      Subsidiaries of the company (filed herewith)

	  23.1    Consent of Price Waterhouse LLP (filed herewith)

	  (b) Reports of Form 8-K

	      No reports on Form 8-K were filed for the quarter ended
	      December 31 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Tultex Corporation
				(Registrant)

				/s/ Charles W. Davies, Jr.
				----------------------------------------------
				By:  Charles W. Davies, Jr., President and CEO
				Date:  March 31, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1995                  /s/ Charles W. Davies, Jr.
                            				----------------------------------------
                            				Charles W. Davies, Jr., President, CEO &
                            				Director (Principal Executive Officer)

March 31, 1995                  /s/ O. Randolph Rollins
                            				----------------------------------------------
                            				O. Randolph Rollins, Executive Vice President,
                            				General Counsel and Chief Financial Officer
                           				(Principal Financial Officer)

March 31, 1995                  /s/ Suzanne H. Wood
                            				--------------------------------------
                            				Suzanne H. Wood, Controller (Principal
                            				Accounting Officer)

March 31, 1995                  /s/ Lathan M. Ewers
                            				-------------------------
                            				Lathan M. Ewers, Director

March 31, 1995                  /s/John M. Franck
                            				-----------------------------------
                            				John M. Franck, Director (Chairman)

March 31, 1995                  /s/ William F. Franck
                            				---------------------------
                             			William F. Franck, Director

March 31, 1995                  /s/ J. Burness Frith
                            				--------------------------
                            				J. Burness Frith, Director

March 31, 1995                  /s/ Irving M. Groves, Jr.
                            				-------------------------------
                            				Irving M. Groves, Jr., Director

March 31, 1995                  /s/  H. R. Hunnicutt, Jr.
                            				----------------------------------
                            				Harold R. Hunnicutt, Jr., Director

March 31, 1995                  /s/  F. Kenneth Iverson
                            				----------------------------
                            				F. Kenneth Iverson, Director

March 31, 1995                  /s/ Bruce M. Jacobson
	                            			---------------------------
                            				Bruce M. Jacobson, Director

March 31, 1995                  /s/ Richard M. Simmons
                            				----------------------------
                             			Richard M. Simmons, Director

March 31, 1995                 /s/ John M. Tully
                      		       -----------------------
                     			       John M. Tully, Director

                              				  EXHIBITS

                     			ANNUAL   REPORT   ON    FORM   10-K

              		  PURSUANT   TO   SECTION   13   OR   15(d)    OF

               		  THE   SECURITIES   EXCHANGE   ACT   OF    1934

        	       FOR   THE   FISCAL   YEAR   ENDED  DECEMBER 31, 1994

                       			    TULTEX    CORPORATION

                 		     COMMISSION   FILE   NUMBER   1-8016

Exhibit Index

		10.7    Credit Agreement for $225 million credit facility

		21      Subsidiaries of the Company

		23.1    Consent of Price Waterhouse LLP

                   		     REPORT OF INDEPENDENT ACCOUNTANTS ON

                           			FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
 Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 1995 appearing on page 20 of the 1994 Annual
Report to Stockholders of Tultex Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in the accompanying index of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
February 6, 1995

TULTEX CORPORATION                                                SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS                                 CONSOLIDATED
AND RESERVES

(In thousands of dollars)

                     			   Balance at   Additions                   Balance
Reserve for doubtful       beginning    charged to                  at end
accounts                   of period    operations   Reductions     of  period
                     			   ----------   ----------   ----------     ----------
For the fifty-three weeks
 ended January 2, 1993

                     			   $    1,722   $    4,703   $   (4,065)(1) $    2,360

For the fifty-two weeks
 ended January 1, 1994
                     			   $   2 ,360   $    3,241   $   (3,227)(1) $    2,374

For the fifty-two weeks
 ended December 31, 1994
			                        $   2 ,374   $    3,935   $   (4,194)(1) $    2,115































(1)  Amounts represent write-off of uncollectible receivable balances.