Form 10-Q
period 1995-04-01
TULTEX CORP
filed 1995-05-16
CIK 100166

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                   			     Washington, D.C. 20549

                            				 FORM    10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   April 1, 1995
                            				 -------------

                             				       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                      		       --------------    ---------------
		      Commission file number    1-8016
                            						------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of May 5, 1995
- ----------                         --                  -----------

PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in
                            				      shares and per share data)
April 1, 1995 (and April 2, 1994)

                                          						 Three Months Ended
                                          						 -----------------------------
                                          						 April 1, 1995   April 2, 1994
                                          						 -------------   -------------
Net Sales and Other Income                       $      84,138   $      86,294
                                          						 -------------   -------------
Costs and Expenses:
Cost of Products Sold                                   58,360          62,019
Depreciation                                             5,872           6,191
Selling, General and Administrative (Note 7)            28,214          22,137
Interest                                                 4,574           3,863
                                          						 -------------   -------------
Total Costs and Expenses                                97,020          94,210
                                          						 -------------   -------------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early Extinguishment of
 Debt                                                  (12,882)         (7,916)

Provision for Income Taxes (Note 3)                     (4,895)         (3,008)
                                          						 -------------   -------------
Income (Loss) Before Extraordinary Loss on
 Early Extinguishment of Debt                           (7,987)         (4,908)

Extraordinary Loss on Early Extinguishment of
 Debt (Net of Income Taxes of $2,296) (Note 8)          (3,746)          -
                                           					 -------------   -------------
Net Income (Loss)                                      (11,733)         (4,908)

Preferred Dividend Requirement (Note 4)                   (284)           (284)
                                          						 -------------   -------------
Balance Applicable to Common Stock               $     (12,017)  $      (5,192)
                                          						 =============   =============

Weighted Average Number of
 Common Shares Outstanding                          29,806,793      29,322,906
					                                          	 =============   =============
Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary Loss on
 Early Extinguishment of Debt (Notes 4 and 5)    $        (.27)  $        (.18)

Extraordinary Loss on Early Extinguishment of
 Debt (Note 8)                                            (.13)           -
                                          						 -------------   -------------
Net Income (Loss)                                $        (.40)  $        (.18)
                                          						 =============   =============

Dividends Per Common Share (Note 4)              $         .00   $         .05
				                                          		 =============   =============




Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
April 1, 1995 (and December 31, 1994)

Assets                                        April 1, 1995   December 31,1994
- ------                                        -------------   ----------------
Current Assets:
Cash                                          $       2,458   $          5,776
Accounts Receivable - Net of Allowances for
 Doubtful Accounts $1,427 (1995) and
 $2,115 (1994)                                       85,883            139,743
Inventories (Note 2)                                174,037            130,183
Prepaid Expenses                                      8,607             14,205
                                   					      -------------   ----------------
Total Current Assets                                270,985            289,907

Fixed Assets - Net Book Value                       136,095            134,884
Intangible Assets                                    26,463             26,766
Other Assets                                          5,853              5,252
                                   					      -------------   ----------------
Total Assets                                  $     439,396   $        456,809
					                                         =============   ================

Liabilities and Stockholders' Equity
Current Liabilities:
Notes Payable to Banks                        $       1,300   $          1,000

Current Maturities of Long-Term Debt
 (Note 6)                                               231            132,353
Accounts Payable                                     25,877             19,634
Federal and State Income Taxes Payable
 (Note 3)                                            (6,428)             2,964
Accrued Expenses                                     12,299             11,102
                                   					      -------------   ----------------
Total Current Liabilities                            33,279            167,053

Long-Term Debt, Less Current Maturities
 (Notes 6 and 8)                                    210,126             83,002
Other Liabilities                                    20,483             19,653

Stockholders' Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                               198                198
Series B, Cumulative Convertible Preferred
 Stock (Note 4)                                      15,000             15,000
Common Stock (Note 4)                                29,807             29,807
Capital in Excess of Par Value                        5,279              5,279
Retained Earnings                                   128,516            140,283
                                   					      -------------   ----------------
                                          						    178,800            190,567
Less Notes Receivable - Stockholders                  3,292              3,466
                                   					      -------------   ----------------
Total Stockholders' Equity                          175,508            187,101
                                   					      -------------   ----------------
Total Liabilities and Stockholders' Equity    $     439,396   $        456,809
                                   					      =============   ================




Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Three Months Ended April 1, 1995 (and April 2, 1994)


                                          						 Three Months Ended
                                          						 -----------------------------
                                          						 April 1, 1995   April 2, 1994
                                          						 -------------   -------------
Operations:
Net Income (Loss) (Notes 7 and 8)                $     (11,733)  $      (4,908)

Items not Requiring (Providing) Cash:
Depreciation                                             5,872           6,191
Amortization of Intangible Assets                          303             304
Deferred Income Taxes                                     -               -
Other Deferrals                                            830            (380)

Changes in Assets and Liabilities:
Accounts Receivable                                     53,860          30,033
Inventories                                            (43,854)        (24,778)
Prepaid Expenses (Notes 7 and 8)                         5,598          (3,500)
Accounts Payable and Accrued Expenses                    7,440           1,721
Income Taxes Payable                                    (9,392)         (4,490)
                                          						 -------------   -------------

Cash Provided (Used) by Operations                       8,924             193
                                          						 -------------   -------------
Investing Activities:
Additions to Property, Plant and Equipment              (7,083)         (3,954)
Additions to Other Assets                                 (601)            215
                                          						 -------------   -------------

Cash Provided (Used) by Investing Activities            (7,684)         (3,739)
                                          						 -------------   -------------
Financing Activities
Issuance of Short-Term Borrowings                          300           2,000
Issuance of Long-Term Debt                             110,051           4,019
Payments on  Long-Term Debt                           (115,049)         (2,129)
Cash Dividends Paid (Note 4)                              -             (1,774)
Proceeds From  Stock Plans                                 140              79
                                          						 -------------   -------------

Cash Provided (Used) by Financing Activities            (4,558)          2,195
                                          						 -------------   -------------

Net Increase (Decrease) in Cash                         (3,318)         (1,351)

Cash at End of Prior Year                                5,776           6,754
                                          						 -------------   -------------

Cash at End of Period                            $       2,458   $       5,403
                                          						 =============   =============







TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
April 1, 1995

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

NOTE 2 - A summary of inventories by component follows.

(In thousands of dollars)                    April 1, 1995   December 31, 1994
                                    				     -------------   -----------------

Raw Materials                                $      25,392   $          25,704
Supplies                                             4,102               3,590
Work-in-process                                     21,917              13,453
Finished Goods                                     122,626              87,436
                                   					     -------------   -----------------
 Total Inventory                             $     174,037   $         130,183
                                   					     =============   =================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1995 and 1994). There were no dividends declared on the company's five percent cumulative preferred stock for the three month period ended April 1, 1995. Prior to second quarter 1994 all regular dividends on the five percent cumulative preferred stock had been declared and paid. The cumulative dividends that had not been paid as of April 1, 1995 amounting to $9,875 were declared on May 2, 1995 and are payable July 3, 1995.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding (1995 and 1994).
There were no dividends declared on the company's Series B preferred stock for the three month period ended April 1, 1995. Prior to second quarter 1994 all regular dividends on the Series B cumulative preferred stock had been declared and paid. The cumulative dividends that had not been declared or paid as of April 1, 1995 amounting to $1,125,000 were declared on May 2, 1995 and are payable July 3, 1995.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,806,793 at April 1, 1995 and December 31, 1994. There were no dividends declared on the company's common stock for the three month period ended April 1, 1995. A dividend of $.05 per common share was declared and paid for the first quarter of 1994.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first three months of 1995 and 1994 of 29,806,793 and 29,322,906, respectively. Although the cumulative preferred dividends of $1,134,875 were not declared for the last four quarters, they have been reflected in the calculation of income
(loss) per common share.

NOTE 6 - The company's term loan agreement, senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At April 1, 1995, the company was in compliance with the covenants.

NOTE 7 - On January 1, 1995, the company adopted the provisions of the Accounting Standards Executive Committee's
Statement of Position on Reporting  Advertising Costs
("Statement"). The adoption of the Statement increased selling, general and administrative expenses as reported on the Statement of Operations by $4,970,000.

NOTE 8 - In March 1995, the company completed its public offering of $110 million principal amount of 10 5/8% Senior Notes due 2005 and entered into a senior credit facility with a number of banks (the "Refinancing.") In connection with the Refinancing, the company wrote-off unamortized debt issue costs of $3,109,000 and incurred a prepayment penalty of $2,933,000. Such amounts, net of income taxes of $2,296,000, have been reflected in the accompanying Consolidated Financial Statements as an extraordinary loss on early extinguishment of debt.





























Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results
 of Operations
April 1, 1995

Results of Operations
- ---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.


                                          						 Three Months Ended
                                          						 -------------------
                                          						 04/01/95   04/02/94
                                          						 --------   --------
Net Sales and Other Income                         100.0%     100.0%
Cost of Products Sold                               69.4       71.9
Depreciation                                         7.0        7.2
Selling, General and Administrative                 33.5       25.7
Interest                                             5.4        4.4
                                          						 --------   --------
Total Costs and Expenses                           115.3      109.2
                                          						 --------   --------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early Extinguishment
 of Debt                                           (15.3)      (9.2)

Provision for Income Taxes                          (5.8)      (3.5)
                                          						 --------   --------

Income (Loss) Before Extraordinary Loss on
 Early Extinguishment of Debt                       (9.5)      (5.7)

Extraordinary Loss on Early Extinguishment
 of Debt (Net of Income Taxes of $2,296)            (4.4)       0.0
                                          						 --------   --------
Net Income (Loss)                                  (13.9)%     (5.7)%
                                          						 ========   ========


Note: Certain items have been rounded to cause the columns to add to 100%.

Net sales and other income for the three months ended April 1, 1995 decreased $2 million, or 2% from the first quarter of 1994 due to lower licensed sports apparel sales (down 43%) and lower headwear revenues (down 26%) partially offset by sales growth in
non-decorated activewear sales (up 50%).   The licensed sports
apparel and headwear declines were due to the continuing adverse effects of the Major League Baseball strike and the National
Hockey League lockout and to some overall softening in the
licensed sports apparel marketplace.   The resumption of the
hockey season in January and the baseball season in April should begin to lessen this unfavorable trend in the second half of 1995.




Sales of the company's jersey products were particularly strong during the first quarter of 1995 with revenues increasing 129% compared to the first quarter of 1994. The company's strategic emphasis on branded products has enabled the Discus Athleticr brand to gain recognition in the marketplace as evidenced by 66% sales growth over the comparable period of the prior year. The company's licensed activewear backlog at April 1, 1995 was $332 million versus $143 million at April 2, 1994. Decorated apparel backlogs were $23 million and $27 million at April 1, 1995 and April 2, 1994, respectively.

Margins and operating results in 1995 also show
improvement over the comparable first quarter of last year. For the comparative three-month periods, cost of products sold as a percentage of sales decreased in 1995 to 69% from 72%. This margin improvement resulted primarily from manufacturing efficiencies realized from increased production schedules and higher average selling prices. The company is currently operating its non-decorated activewear plants at or near
capacity.   Raw material costs were higher in the first quarter
of 1995 as a result of increased raw cotton and polyester prices. The company has contracted to purchase substantially all of its raw cotton needs for 1995 and has fixed the price on
approximately 67% of these needs.   Depreciation expense for the
first quarter decreased $319 thousand compared to the first quarter of 1994 due to relatively low capital expenditures during the preceding twelve months.

As a percentage of sales, selling, general and
administrative expenses (S, G&A) were 34% for the first three months of 1995 compared to 26% for the comparable period of
1994.   The increase was primarily due to expensing  $5 million
in deferred advertising costs as required by the Accounting Standards Executive Committee's Statement on Reporting Advertising Costs. This statement first became effective for the company at the beginning of the 1995 fiscal year. Excluding this one-time charge, S, G&A expenses as a percentage of sales were 28%. This increase compared to the first quarter of 1994 was mainly due to increased advertising of the company's premium Discus Athleticr and Logo Athleticr brands.

Interest expense increased 18% when compared to the
first quarter of 1994 due to higher average rates partially offset by lower average borrowing requirements. The nature of the company's primary businesses requires extensive seasonal
borrowings to support its working capital needs.   For the first
three months of 1995 working capital borrowings averaged $98 million at average rates of 8.1% compared to $129 million and 4.1%, respectively, for the comparable period of the prior year. The average borrowing reduction was due to the company's continuing emphasis on increasing inventory turns and reducing average accounts receivable days outstanding.

The effective rate for combined federal and state income taxes was 38% for the first quarter of 1995 and 1994.





Management believes the company is well positioned to benefit directly from the continuation of strong sales and improved margins in non-decorated activewear and to begin to realize improvements in decorated apparel and headwear. The company's continuing efforts to reduce seasonality benefited from the dramatic sales growth of its jersey products. Despite this improvement, the company's annual financial performance is dependent on its seasonally strong second half when historically approximately 65% of its annual sales occur.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

Net working capital at April 1, 1995 increased $115 million from year-end 1994 due to lower current maturities of long-term debt.

Net accounts receivable decreased $54 million from
December 31, 1994 to April 1, 1995 due to the seasonality of
activewear shipments.   Receivables normally peak in September
and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first
half of the year to support second-half shipments. Compared to the December 31, 1994, inventories increased approximately $44 million or 33%. The current ratio at April 1, 1995 was 8.1
compared to 1.7 at December 31, 1994.   The increase in the
ratio from the beginning of the year was mainly due to lower current maturities of long term debt described below.

On March 8, 1995, the company signed a three-year
$225 million revolving credit facility which replaced its existing facility due to expire on October 5, 1995. On March 16, 1995, the company sold $110 million of 10 5/8% senior notes due March 15, 2005. The senior notes, which were priced at par, were used to repay existing indebtedness of the company. In connection with these transactions the company recognized a one-time, after tax charge of $3,746,000 or 13 cents per share, representing unamortized debt issuance costs and a prepayment premium. While this refinancing will result in higher interest expense, the company believes that the longer maturity and increased covenant flexibility provided under the terms of these agreements will allow the company to continue its long-term investment in brand promotion and higher margin products. Total long-term debt at April 1, 1995 included the senior notes totaling $110 million and $100 million outstanding under the new
revolver.   At the end of the first quarter of 1995 the company
was in compliance with all debt covenants.

Stockholders' equity decreased $12 million during the first three months of 1995 as a result of the net loss for the period of $12 million. On April 21, 1994, the Board of Directors voted to suspend further dividend payments until such time as cash flow and profitability are sufficient to support them. On May 2, 1995 the Board of Directors declared dividends for the five percent cumulative preferred stock and the Series B, cumulative convertible preferred stock for the dividend arrearage of $1,135,000 payable on July 3, 1995.

For the first three months of 1995 net cash provided by operations was $9 million versus $193,000 for the same period last year, an increase of $9 million. The lower need for operating cash was due to significant collections of accounts receivable and lower prepaid expenses partially offset by the company's seasonal inventory increases. Cash used for capital asset additions increased approximately $3 million in 1995 compared to the first three months of 1994. Cash used by financing activities increased $7 million from the first three months of 1994 primarily as a result of debt repayment. The senior notes require no principal payments for ten years with interest due semi-annually. The $225 million revolver has a three-year term which expires in April 1998. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1995.












































TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On May 2,  1995 at the company's Annual Meeting of
Stockholders held in Martinsville, VA there were two matters submitted to a vote of security holders.



1. A Board of Directors, consisting of eight persons, was elected for the ensuing year.

2.   The Board of Directors appointment of Price
     Waterhouse LLP, independent accountants, as auditors for fiscal 1995 was ratified.

The actual vote count for these matters is summarized below.

Board of Directors:



                                   					   Authority             Broker
  Director                    For          Withheld    Abstain   Non-Votes
  -------------------------   ----------   ---------   -------   ---------
  Charles W. Davies, Jr.      26,910,650     221,655   301,811      0
  Lathan M. Ewers, Jr.        27,016,151     116,154   301,811      0
  John M. Franck              26,908,065     224,240   301,811      0
  Irving M. Groves, Jr.       26,916,683     215,622   301,811      0
  H. Richard Hunnicutt, Jr.   26,691,466     440,839   301,811      0
  F. Kenneth Iverson          27,015,646     116,659   301,811      0
  Bruce M. Jacobson           27,018,962     113,343   301,811      0
  Richard M. Simmons, Jr.     26,872,683     259,622   301,811      0



Auditors:                                   Authority            Broker
  Independent Accountant      For           Withheld   Abstain   Non-Votes
  ----------------------      ----------    ---------  -------   ---------
  Price Waterhouse LLP        27,155,907      212,233   65,976      0


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     None

(b)  Reports on Form 8-K
     -------------------

     None


Items 1, 2, 3 and 5 are inapplicable and are omitted.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            				       TULTEX CORPORATION
                            				       ------------------
                            				       (Registrant)

Date May 12, 1995                      /s/ C. W. Davies, Jr.
                            				       --------------------------------------
                            				       C. W. Davies, Jr., President and Chief
                            				       Executive Officer


Date May 12, 1995                      /s/ O. R. Rollins
                             			       -----------------------------------
                            				       Executive Vice President, General
                            				       Counsel and Chief Financial Officer