Form 10-Q
period 1995-07-01
TULTEX CORP
filed 1995-08-15
CIK 100166

UNITED STATES
              		      SECURITIES AND EXCHANGE COMMISSION
                     			    Washington, D.C. 20549

                             				FORM    10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 1, 1995
                            				 ------------

				                                  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  _______________  to  _______________
            		       Commission file number    1-8016
                                         					 ------
                       			     TULTEX  CORPORATION
                       			     -------------------
            	  (Exact name of registrant as specified in its charter)

Virginia                               54-0367896
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia    24115
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   540-632-2961
                                           					     ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,806,793 shares of Common Stock, $1 par value, as of July 25, 1995
----------                         --                  -------------








PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except
				      in shares and per share data)
July 1, 1995 (and July 2, 1994)

                            				       Three Months Ended           Six Months Ended
                            				       --------------------------   --------------------------
                            				       July 1, 1995  July 2, 1994   July 1, 1995  July 2, 1994
                             			       ------------  ------------   ------------  ------------
Net Sales and Other Income             $   120,986   $   101,900    $   205,124   $   188,194
                           	 			       ------------  ------------   ------------  ------------
Costs and Expenses:
Cost of Products Sold                       90,473        77,309        148,833       139,328
Depreciation                                 5,775         6,256         11,647        12,447
Selling, General and Administrative
 (Note 7)                                   19,410        18,861         47,624        40,998
Interest                                     5,416         4,366          9,990         8,229
                           		 		       ------------  ------------   ------------  ------------
Total Costs and Expenses                   121,074       106,792        218,094       201,002
                           			 	       ------------  ------------   ------------  ------------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                        (88)       (4,892)       (12,970)      (12,808)
Provision for Income Taxes (Note 3)            (26)       (1,859)        (4,921)       (4,867)
                            				       ------------  ------------   ------------  ------------
Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of Debt          (62)       (3,033)        (8,049)       (7,941)

Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296) (Note 8)                     -             -           (3,746)          -
                              		       ------------  ------------   ------------  ------------
Net Income (Loss)                              (62)       (3,033)       (11,795)       (7,941)

Preferred Dividend Requirement
 (Note 4)                                     (284)         (284)          (567)         (567)
				                                   ------------  ------------   ------------  ------------
Balance Applicable to Common Stock     $      (346)  $    (3,317)   $   (12,362)  $    (8,508)
                            				       ============  ============   ============  ============
Weighted Average Number of Common
 Shares Outstanding                      29,806,793    29,801,703     29,806,793    29,562,304
                            				       ============  ============   ============  ============
Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary
Loss on  Early Extinguishment of Debt
(Notes 4 and 5)                        $      (.01)  $      (.11)   $      (.28)  $      (.29)

Extraordinary Loss on Early
 Extinguishment of Debt (Note 8)               -             -             (.13)          -
                            				       ------------  ------------   ------------  ------------
Net Income (Loss)                      $      (.01)  $      (.11)   $      (.41)  $      (.29)
                            				       ============  ============   ============  ============
Dividends Per Common Share (Note 4)    $        .00  $        .00   $        .00  $        .05
                             			       ============  ============   ============  ============


Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
July 1, 1995 (and December 31, 1994)


Assets                                        July 1, 1995    December 31,1994
------                                        ------------    ----------------
Current Assets:
Cash                                          $     2,914     $         5,776
Accounts Receivable - Net of Allowances
 for Doubtful Accounts $2,311 (1995) and
 $2,115 (1994)                                    120,216             139,743
Inventories (Note 2)                              204,762             130,183
Prepaid Expenses                                    8,885              14,205
                                   					      ------------    ----------------
Total Current Assets                              336,777             289,907
                                   					      ------------    ----------------
Fixed Assets - Net Book Value                     133,112             134,884
Intangible Assets                                  26,158              26,766
Other Assets                                        5,746               5,252
                                   					      ------------    ----------------
Total Assets                                  $   501,793     $       456,809
                                   					      ============    ================
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
Notes Payable to Banks                        $     5,500     $         1,000
Current Maturities of Long-Term Debt
 (Note 6)                                             223             132,353
Accounts Payable                                   30,217              19,634
Federal and State Income Taxes Payable
 (Note 3)                                          (6,458)              2,964
Accrued Expenses                                   15,310              11,102
                                   					      ------------    ----------------
Total Current Liabilities                          44,792             167,053

Long-Term Debt, Less Current Maturities
 (Notes 6 and 8)                                  261,077              83,002
Other Liabilities                                  20,719              19,653

Stockholders'  Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                             198                 198
Series B, Cumulative Convertible Preferred
 Stock (Note 4)                                    15,000              15,000
Common Stock (Note 4)                              29,807              29,807
Capital in Excess of Par Value                      5,279               5,279
Retained Earnings                                 127,034             140,283
					                                         ------------    ----------------
                                          						  177,318             190,567
Less Notes Receivable - Stockholders                2,113               3,466
                                   					      ------------    ----------------
Total Stockholders' Equity                        175,205             187,101
                                   					      ------------    ----------------
Total Liabilities and Stockholders' Equity    $   501,793     $       456,809
                                   					      ============    ================




Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Six Months Ended July 1, 1995 (and July 2, 1994)

                                   					      Six Months Ended
                                   					      ----------------------------
                                   					      July 1, 1995    July 2, 1994
                                   					      ------------    ------------
Operations:
Net Income (Loss)  (Notes 7 and 8)            $   (11,795)    $    (7,941)
Items not Requiring (Providing) Cash:
Depreciation                                       11,647          12,447
Amortization of  Intangible Assets                    608             608
Deferred Income Taxes                                 -               -

Other Deferrals                                     1,066            (268)

Changes in Assets and Liabilities:
Accounts Receivable                                19,527          21,490
Inventories                                       (74,579)        (49,187)
Prepaid Expenses (Notes 7 and 8)                    5,320          (7,991)
Accounts Payable and Accrued Expenses              14,791             185
Income Taxes Payable                               (9,422)         (6,452)
                                   					      ------------    ------------
Cash Provided (Used) by Operations                (42,837)        (37,109)
                                   					      ------------    ------------
Investing Activities:
Additions to Property, Plant and Equipment         (9,875)         (5,425)
Additions to Other Assets                            (494)            172
                                   					      ------------    ------------
Cash Provided (Used) by Investing Activities      (10,369)         (5,253)
                                   					      ------------    ------------
Financing Activities:
Issuance of Short-Term Borrowings                   4,500             -
Issuance of Long-Term Debt                        157,052          47,019
Payments on  Long-Term Debt                      (111,107)         (4,462)
Cash Dividends Paid (Note 4)                       (1,419)         (1,774)
Proceeds From  Stock Plans                          1,318             301
                                   					      ------------    ------------
Cash Provided (Used) by Financing Activities       50,344          41,084
                                   					      ------------    ------------
Net Increase (Decrease) in Cash                    (2,862)         (1,278)

Cash at End of Prior Year                           5,776           6,754
					                                         ------------    ------------
Cash at End of Period                         $     2,914     $     5,476
                                   					      ============    ============













TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
July 1, 1995

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

NOTE 2 - A summary of inventories by component follows.

(In thousands of dollars)      July 1, 1995    December 31, 1994
                     			       ------------    -----------------
Raw Materials                  $     26,283    $          25,704
Supplies                              5,000                3,590
Work-in-process                      25,129               13,453
Finished Goods                      148,350               87,436
                      		       ------------    -----------------
 Total Inventory               $    204,762    $         130,183
                     			       ============    =================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1995 and 1994). The stated quarterly dividend and all cumulative dividends in arrears together totaling $12,344 were declared on May 2, 1995 and paid on July 3, 1995.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding
(1995 and 1994).   The stated quarterly dividend and all cumulative dividends in arrears together totaling $1,406,250 were declared on May 2, 1995 and paid on July 3, 1995.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,806,793 at July 1, 1995 and December 31, 1994. There were no dividends declared on the company's common stock for the three month period ended July 1, 1995. A dividend of $.05 per common share was declared and paid for the first quarter of 1994.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first six months of 1995 and 1994 of 29,806,793 and 29,562,304, respectively.

NOTE 6 - The company's term loan agreement, senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At July 1, 1995, the company was in compliance with the covenants.

NOTE 7 - On January 1, 1995, the company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The adoption of the Statement increased selling, general and administrative expenses for the first six months of 1995 as reported on the Statement of Operations by $4,970,000.

NOTE 8 - In March 1995, the company completed its public offering of $110 million principal amount of 10 5/8% Senior Notes due 2005 and entered into a senior credit facility with ten banks (the "Refinancing.") In connection with the Refinancing, the company wrote-off unamortized debt issue costs of $3,109,000 and incurred a prepayment penalty of $2,933,000. Such amounts, net of income taxes of $2,296,000, have been reflected in the accompanying Consolidated Financial Statements as an extraordinary loss on early extinguishment of debt.




















































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
July 1, 1995

Results of Operations
---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                            				       Three Months Ended   Six Months Ended
                            				       ------------------   ------------------
                            				       07/01/95  07/02/94   07/01/95  07/02/94
                             			       --------  --------   --------  --------
Net Sales and Other Income              100.0%    100.0%     100.0%    100.0%
Cost of Products Sold                    74.8      75.9       72.5      74.0
Depreciation                              4.8       6.1        5.7       6.6
Selling, General and Administrative      16.0      18.5       23.2      21.8
Interest                                  4.4       4.3        4.9       4.4
                            				       --------  --------   --------  --------
Total Costs and Expenses                100.0     104.8      106.3     106.8
                            				       --------  --------   --------  --------
Income (Loss) Before Income Taxes
 and Extraordinary Loss on Early
 Extinguishment of Debt                  (0.0)     (4.8)      (6.3)     (6.8)
Provision for Income Taxes               (0.0)     (1.8)      (2.4)     (2.6)
                            				       --------  --------   --------  --------
Income (Loss) Before Extraordinary
Loss on Early Extinguishment of Debt     (0.0)     (3.0)      (3.9)     (4.2)
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296)                           -       0.0       (1.8)        -
                             			       --------  --------   --------  --------
Net Income (Loss)                        (0.0)%    (3.0)%     (5.7)%    (4.2)%
                            				       ========  ========   ========  ========

Note:  Certain items have been rounded to cause the columns to add to 100%.


Net sales and other income for the three months ended July 1, 1995, increased $19 million, or 19% from the second quarter of 1994 due to growth in activewear sales (up 38%) partially offset by lower licensed apparel sales
(down 11%).   Strong customer demand for fleece and T-shirts was primarily responsible for the activewear increase. The licensed apparel decline was due to the continuing adverse effects of the Major League Baseball strike and to the continued overall softening in the licensed apparel marketplace.

The company's strategic emphasis on branded products continued to produce positive results during the second quarter as evidenced by 104% and 51% sales growth for the Discus Athletic(Registered Trademark) and Logo Athletic (Registered Trademark) brands, respectively. The company's consolidated backlog at July 1, 1995, was $336 million versus $289 million at July 2, 1994.

For the six months to date net sales and other income increased $17 million, or 9% from the comparable period of 1994 due to a 42% increase in activewear sales which was primarily due to a 38% increase in volume.

Margins and operating results in 1995 also show improvement over the comparable second quarter of last year. For the comparative three-month periods, cost of products sold as a percentage of sales decreased in 1995 to 75% from 76%. This margin improvement resulted primarily from manufacturing efficiencies realized from increased production schedules and higher average selling prices. For the comparative six-month periods cost as a percentage of sales decreased slightly from 74% in 1994 to 73% in 1995. Raw material costs were higher during the first six months of 1995 as a result of increased
raw cotton and polyester prices.   These higher raw material costs will put
pressure on future gross margins as products utilizing such raw materials are sold. Management believes that the effect will be minimized by price increases already in place for the second half of 1995 and a shift toward higher margin products.

Depreciation expense decreased $481,000, or 8% during the second quarter of 1995, and for the six months depreciation decreased $800,000, or 6%. These decreases were due to relatively low capital expenditures during the preceding twelve months.

As a percentage of sales, selling, general and administrative expenses
(S, G&A) were 16% for the second quarter of 1995 compared to 19% for the
comparable period of 1994.   The decrease was due to higher 1995 sales and
management's continuing emphasis on cost reduction. During the six-month period ending July 1, 1995, S, G&A expenses as a percentage of sales increased to 23% of sales from 22% for the comparable period of the prior year. The primary reason for this increase was the one-time charge associated with expensing $5 million in deferred advertising costs during the first quarter of 1995 as required by the Accounting Standards Executive Committee's Statement on Reporting Advertising Costs. This statement first became effective for the company at the beginning of the 1995 fiscal year.

Operating income increased sharply during the second quarter to $5 million compared to an operating loss of $526,000 for the comparable period of the prior year. This increase was due to the improved performance of the company's activewear business.

Interest expense increased 24% when compared to the second quarter of 1994, and 21% for the six months ended July 1, 1995, compared to the first six months of 1994, due to higher average rates partially offset by lower average borrowing requirements. The nature of the company's primary businesses requires extensive seasonal borrowings to support its working capital needs. For the first six months of 1995 working capital borrowings averaged $113 million at average rates of 7.8% compared to $135 million and 4.5%, respectively, for the comparable period of the prior year. The average borrowing reduction was due to the company's continuing emphasis on increasing inventory turns.

The effective rate for combined federal and state income taxes was 38% for the first six months of 1995 and 1994.

Management believes the company will continue to benefit from the continuation of improved activewear demand and should begin to realize improvements in licensed apparel sales during the remainder of 1995. Despite this optimism, the company's annual financial performance remains highly dependent on its seasonally strong second half when historically approximately 65% of its annual sales occur.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Net working capital at July 1, 1995, increased $169 million from year-end 1994 due primarily to lower current maturities of long-term debt and higher inventories.

Net accounts receivable decreased $20 million from December 31, 1994, to July
1, 1995, due to the seasonality of activewear shipments.   Receivables
normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to the December 31, 1994, inventories increased approximately $75 million or 57%. The current ratio at July 1,
1995, was 7.5 compared to 1.7 at December 31, 1994.   The increase in the
ratio from the beginning of the year was mainly due to lower current maturities of long term debt and higher inventories.

On March 8, 1995, the company signed a three-year $225 million revolving credit facility which replaced its existing facility due to expire on October 5, 1995. The credit facility has a three-year term which expires in April 1998. On March 16, 1995, the company sold $110 million of 10 5/8% senior notes due March 15, 2005. The senior notes require no principal payments for ten years with interest due semi-annually. These notes, which were priced at
par, were used to repay existing indebtedness of the company.   In connection
with these transactions the company recognized a one-time, after tax charge of $3,746,000 or 13 cents per share, representing unamortized debt issuance costs and a prepayment premium. While this refinancing has resulted in higher interest expense, the company believes that the longer maturity and increased covenant flexibility provided under the terms of these agreements will allow the company to continue its long-term investment in brand promotion and higher margin products. Total long-term debt at July 1, 1995, included the senior notes totaling $110 million and $151 million outstanding under the new
revolver.   At the end of the second quarter of 1995, the company was in compliance with all debt covenants.

Stockholders' equity decreased $12 million during the first six months of 1995 as a result of the net loss for the period of $12 million. Debt as a percentage of total capitalization was 60% compared to 62% at July 2, 1994. The company's goal is to reduce debt as a percentage of total capitalization to 40%.

For the first six months of 1995 net cash used by operations was $43 million versus $37 million for the same period last year, an increase of $6 million. The increased need for operating cash was due to higher operating schedules which resulted in a seasonal inventory increase. Cash used for capital asset additions increased approximately $4 million in 1995 compared to the first six months of 1994. Cash provided by financing activities increased $9 million from the first six months of 1994 primarily as a result of borrowings to support working capital growth. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1995.













TULTEX CORPORATION
PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits
     --------

       None

(b)  Reports on Form 8-K
     -------------------

      None

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.










































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           				TULTEX CORPORATION
                           				------------------
                           				(Registrant)



Date August 14, 1995            /s/ C. W. Davies, Jr.
      ---------------            --------------------------------------
                            				C. W. Davies, Jr., President and Chief
                             			Executive Officer

Date August 14, 1995            /s/ O. R. Rollins
     ---------------            -----------------------------------------
				                            Executive Vice President, General Counsel
                            				and Chief Financial Officer