Form 10-Q
period 1995-09-30
TULTEX CORP
filed 1995-11-14
CIK 100166

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

  				 FORM    10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

				       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                             		-------------------      ----------------
                               			 Commission file number    1-8016

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
                                          						     ------------

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

29,824,371 shares of Common Stock, $1 par value, as of November 3, 1995
----------                         --                  ----------------









PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in
				      shares and per share data)
September 30, 1995 (and October 1, 1994)

                                   					Three Months Ended                      Nine Months Ended
                                    				------------------------------------    ------------------------------------
                                   					September 30, 1995   October 1, 1994    September 30, 1995   October 1, 1994
                                    				------------------   ---------------    ------------------   ---------------
Net Sales and Other Income              $         207,911    $      208,931     $         413,035    $      397,125

Costs and Expenses:
Cost of Products Sold                             156,340           159,373               305,173           298,701
Depreciation                                        5,777             5,773                17,424            18,220
Selling, General and Administrative
 (Note 7)                                          24,724            26,887                72,348            67,885
Interest                                            6,181             4,974                16,171            13,203
                                   					 -----------------   ---------------    ------------------   ---------------
Total Costs and Expenses                          193,022           197,007               411,116           398,009
                                   					 -----------------   ---------------    ------------------   ---------------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                            14,889            11,924                 1,919              (884)
Provision for Income Taxes (Note 3)                 5,650             4,531                   729              (336)
                                   					 -----------------   ---------------    ------------------   ---------------
Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of Debt               9,239             7,393                 1,190              (548)
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296) (Note 8)                             -                 -                 (3,746)               -
                                   					 -----------------   ---------------    ------------------   ---------------
Net Income (Loss)                                   9,239             7,393                (2,556)             (548)

Preferred Dividend Requirement (Note 4)              (284)             (284)                 (851)             (851)
                                   					 -----------------   ---------------    ------------------   ---------------
Balance Applicable to Common Stock       $          8,955    $        7,109     $          (3,407)   $       (1,399)
                                   					 =================   ===============    ==================   ===============
Weighted Average Number of Common
 Shares Outstanding                           29,806,793         29,806,793            29,806,793        29,643,801
                                   					 =================   ===============    ==================   ===============
Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt
 (Notes 4 and 5)                         $           .30     $          .24     $             .02    $         (.05)
Extraordinary Loss on Early
 Extinguishment of Debt (Note 8)                      -                  -                   (.13)               -
                                   					 ----------------   ----------------    ------------------   ---------------
Net Income (Loss)                        $           .30    $           .24     $            (.11)   $         (.05)
                                   					 ================   ================    ==================   ===============

Dividends Per Common Share (Note 4)      $           .00    $           .00     $             .00    $          .05
                                   					 ================   ================    ==================   ===============


Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
September 30, 1995 (and December 31, 1994)


Assets                                  September 30, 1995    December 31,1994
------                                  ------------------    ----------------
Current Assets:
Cash                                    $           4,978     $         5,776
Accounts Receivable - Net of
 Allowances for Doubtful Accounts
 $2,813 (1995) and $2,115 (1994)                  178,926             139,743
Inventories (Note 2)                              178,217             130,183
Prepaid Expenses                                   11,058              14,205
                                   					-----------------     ----------------
Total Current Assets                              373,179             289,907

Fixed Assets - Net Book Value                     130,143             134,884
Intangible Assets                                  25,854              26,766
Other Assets                                        5,493               5,252
					                                   -----------------     ---------------
Total Assets                            $         534,669     $       456,809
                                  					 =================     ===============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
Notes Payable to Banks                   $          2,600     $         1,000
Current Maturities of Long-Term Debt
 (Note 6)                                             197             132,353
Accounts Payable                                   31,354              19,634
Federal and State Income Taxes Payable
 (Note 3)                                            (788)              2,964
Accrued Expenses                                   19,192              11,102
                                     			 -----------------    ----------------
Total Current Liabilities                          52,555             167,053

Long-Term Debt, Less Current Maturities
 (Notes 6 and 8)                                   276,046             83,002
Other Liabilities                                   21,283             19,653

Stockholders'  Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                              198                198
Series B, Cumulative Convertible
 Preferred Stock (Note 4)                           15,000             15,000
Common Stock (Note 4)                               29,807             29,807
Capital in Excess of Par Value                       5,279              5,279
Retained Earnings                                  135,988            140,283
					                                    ------------------    ---------------
                                          						   186,272            190,567
Less Notes Receivable - Stockholders                 1,487              3,466
                                   					 ------------------    ---------------
Total Stockholders' Equity                         184,785            187,101
                                   					 ------------------    ---------------
Total Liabilities and Stockholders'
 Equity                                  $         534,669     $      456,809
                                   					 ==================    ===============



Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Nine Months Ended September 30, 1995 (and October 1, 1994)

                                   					 Nine Months Ended
                                   					 ------------------------------------
                                   					 September 30, 1995   October 1, 1994
                                   					 ------------------   ---------------
Operations:
Net Income  (Loss)  (Notes 7 and 8)      $          (2,556)   $         (548)
Items not Requiring (Providing) Cash:
Depreciation                                        17,424            18,220
Amortization of  Intangible Assets                     912               912
Other Deferrals                                      1,630            (1,226)

Changes in Assets and Liabilities:
Accounts Receivable                                (39,183)          (64,012)
Inventories                                        (48,034)           (8,315)
Prepaid Expenses (Notes 7 and 8)                     3,147            (6,764)
Accounts Payable and Accrued Expenses               19,810            10,268
Income Taxes Payable                                (3,752)           (1,896)

Cash Provided (Used) by Operations                 (50,602)          (53,361)
					                                    ------------------   ---------------
Investing Activities:
Additions to Property, Plant and
 Equipment                                         (12,683)           (7,105)
Additions to Other Assets                             (241)              495
                                   					 ------------------   ---------------
Cash Provided (Used) by Investing
 Activities                                        (12,924)           (6,610)
                                   					 ------------------   ---------------
Financing Activities:
Issuance of Short-Term Borrowings                    1,600             3,000
Issuance of Long-Term Debt                         172,052            73,019
Payments on  Long-Term Debt                       (111,164)           (6,790)
Cash Dividends Paid (Note 4)                        (1,703)           (1,774)
Proceeds From  Stock Plans                           1,943               488
                                   					 ------------------   ---------------
Cash Provided (Used) by Financing
 Activities                                         62,728            67,943
                                   					 ------------------   ---------------
Net Increase (Decrease) in Cash                       (798)            7,972

Cash at End of Prior Year                            5,776             6,754
					                                    ------------------   ---------------
Cash at End of Period                    $           4,978    $       14,726
                                   					 ==================   ===============












TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1995

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

NOTE 2 - A summary of inventories by component follows.

(In thousands of dollars)           September 30, 1995   December 31, 1994
                            				    ------------------   -----------------
Raw Materials                       $          25,088    $         25,704
Supplies                                        4,665               3,590
Work-in-process                                21,435              13,453
Finished Goods                                127,029              87,436
                            				    ------------------   -----------------
 Total Inventory                    $         178,217    $        130,183
                             			    ==================   =================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1995 and 1994). The stated quarterly dividend was declared on August 1, 1995 and paid on October 2, 1995.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding
(1995 and 1994).   The stated quarterly dividend was declared on August 1,
1995 and paid on October 2, 1995.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding 29,806,793 at September 30, 1995 and December 31, 1994. There were no dividends declared on the company's common stock for the three month period ended September 30, 1995.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first nine months of 1995 and 1994 of 29,806,793 and 29,643,801, respectively.

NOTE 6 - The company's senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At September 30, 1995, the company was in compliance with the covenants.

NOTE 7 - On January 1, 1995, the company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The adoption of the Statement increased selling, general and administrative expenses for the first nine months of 1995 as reported on the Statement of Operations by $4,970,000.



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




















































Tultex Corporation
Management's Discussion and Analysis of Financial Condition
 and Results of Operations
September 30, 1995

Results of Operations
---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                           				       Three Months Ended    Nine Months Ended
                           				       09/30/95  10/01/94    09/30/95  10/01/94
                           				       --------  --------    --------  --------
Net Sales and Other Income              100.0%    100.0%      100.0%    100.0%
Cost of Products Sold                    75.2      76.3        73.9      75.2
Depreciation                              2.8       2.7         4.2       4.6
Selling, General and Administrative      11.9      12.9        17.5      17.1
Interest                                  3.0       2.4         3.9       3.3
                            				       --------  --------    --------  --------
Total Costs and Expenses                 92.9      94.3        99.5     100.2
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                   7.1       5.7          .5       (.2)
Provision for Income Taxes                2.7       2.2          .2       (.1)
Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of Debt     4.4       3.5          .3       (.1)
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
  Taxes of $2,296)                        -         -           (.9)      -
                                       --------  --------    --------  --------
Net Income (Loss)                         4.4%      3.5%        (.6)%     (.1)%
                                       ========  ========    ========  ========

Note:  Certain items have been rounded to cause the columns to add to 100%.





Net sales and other income for the three months ended September 30, 1995 decreased $1 million, or less than 1%, from the third quarter of 1994 due to lower licensed apparel sales (down 6%) which were partially offset by growth
in activewear sales (up 3%).   Increased T-shirt volume was primarily
responsible for the activewear increase. Licensed apparel sales declined due to cautious retailer purchases of NBA licensed apparel until a labor agreement was reached in September, offsetting improved baseball related sales during the period.

The company's premier branded product lines continued their positive trend during the third quarter as evidenced by 25% and 34% sales growth for the Discus Athletic(registered trademark) and Logo Athletic(registered trademark) brands, respectively. The company's consolidated backlog at September 30, 1995 was $196 million versus $163 million at October 1, 1994.

For the nine months ending September 30, 1995, net sales and other income increased $16 million or 4% from the comparable period of 1994 due to a 20% increase in activewear sales. This improvement in sales resulted primarily from a 21% increase in volume.

Margins and operating results in 1995 also show improvement over the comparable third quarter of last year. For the comparative three-month periods, cost of products sold as a percentage of sales decreased by 1% to 75% in 1995. This margin improvement resulted primarily from manufacturing efficiencies realized from increased production schedules and higher average selling prices. For the comparative nine-month periods costs as a percentage of sales decreased slightly from 75% in 1994 to 74% in 1995. Raw material costs were higher during the first nine months of 1995 as a result of
increased raw cotton and polyester prices.   These higher raw material costs
will put pressure on future gross margins as products utilizing such raw materials are sold. Management believes that the effect will be somewhat minimized by a shift toward higher margin products.

Depreciation expense during the third quarter of 1995 was unchanged from the comparable quarter of the prior year, and for the nine months depreciation decreased $796,000, or 4%. This decrease was due to modest capital expenditures during 1994.

As a percentage of sales, selling, general and administrative expenses
(S, G&A) were 12% for the third quarter of 1995 compared to 13% for the comparable period of 1994. The decrease was due to management's continuing emphasis on expense reduction. During the nine-month period ending September 30, 1995, S, G&A expenses as a percentage of sales increased to 18% of sales from 17% for the comparable period of the prior year. The primary reason for this increase was the one-time charge associated with expensing $5 million in deferred advertising costs during the first quarter of 1995 as required by the Accounting Standards Executive Committee's Statement on Reporting Advertising Costs. This statement first became effective for the company at the beginning of the 1995 fiscal year.

Operating income (income before interest and income taxes) increased significantly during the third quarter to $21 million compared to $17 million for the comparable period of the prior year. This increase was due to the improved performance of the company's activewear business.






Interest expense increased 24% when compared to the third quarter of 1994 and 22% for the nine months ended September 30, 1995 compared to the first nine months of 1994. This increase was due to higher average rates partially offset by lower average borrowing requirements. The nature of the company's primary businesses requires extensive seasonal borrowings to support its
working capital needs.   For the first nine months of 1995, working capital
borrowings averaged $133 million at average rates of 7.6% compared to $152 million and 4.9%, respectively, for the comparable period of the prior year. The average borrowing reduction was due to the company's continuing emphasis on increasing inventory turns.

The effective rate for combined federal and state income taxes was 38% for the first nine months of 1995 and 1994.

Management believes that licensed apparel's performance during the fourth quarter should improve over the final quarter of fiscal 1994, boosted in part by sales of lecensed apparel related to the World Series. Prospects for the activewear business for the remainder of 1995 are uncertain due to higher raw material costs, competitive pricing pressures in some T-shirt markets and unpredictable consumer demand for the holiday season.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Net working capital at September 30, 1995 increased $198 million from year-end 1994 due primarily to lower current maturities of long-term debt and higher inventories and accounts receivable.

Net accounts receivable increased $39 million from December 31, 1994 to September 30, 1995 due to the seasonality of activewear shipments. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to the December 31, 1994, inventories increased approximately $48 million or 37%. The current ratio at September 30,
1995 was 7.1 compared to 1.7 at December 31, 1994.   The increase in the ratio
from the beginning of the year was mainly due to lower current maturities of long term debt and higher inventories and accounts receivable.

On March 8, 1995, the company signed a three-year $225 million revolving credit facility which replaced its existing facility due to expire on October 5, 1995. The credit facility has a three-year term which expires in April 1998. On March 16, 1995, the company sold $110 million of 10 5/8% senior notes due March 15, 2005. The senior notes require no principal payments for ten years with interest due semi-annually. These notes, which were priced at par,
were used to repay existing indebtedness of the company.   In connection with
these transactions the company recognized a one-time, after tax charge of $3,746,000 or 13 cents per share, representing unamortized debt issuance costs and a prepayment premium. While this refinancing has resulted in higher interest expense, the company believes that the longer maturity and increased covenant flexibility provided under the terms of these agreements will allow the company to continue its long-term investment in brand promotion and higher margin products. Total long-term debt at September 30, 1995 included the senior notes totaling $110 million and $166 million outstanding under the
revolver.   At the end of the third quarter of 1995, the company was in compliance with all debt covenants.




Stockholders' equity decreased $2 million during the first nine months of 1995 as a result of the net loss of $2 million and preferred dividends declared of $2 million partially offset by the collection of notes receivable from stockholders of $2 million. Debt as a percentage of total capitalization was 60% at September 30, 1995 compared to 64% at October 1, 1994. The company's long-term goal is to reduce debt as a percentage of total capitalization to 40%.

For the first nine months of 1995 net cash used by operations was $51 million versus $53 million for the same period last year, a decrease of $2 million. Cash used for capital asset additions increased approximately $6 million in 1995 compared to the first nine months of 1994. Cash provided by financing activities decreased $5 million from the first nine months of 1994 primarily as a result of lower borrowings. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1995.













































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



				TULTEX CORPORATION
				------------------
				(Registrant)



Date November 14, 1995          /s/ C. W. Davies, Jr.
     -----------------          --------------------------------------
                            				C. W. Davies, Jr., President and Chief
                            				Executive Officer

Date November 14, 1995          /s/ O. R. Rollins
     -----------------          -----------------------------------
				                            Executive Vice President, General
                            				Counsel and Chief Financial Officer