Form 10-K
period 1995-12-30
TULTEX CORP
filed 1996-03-29
CIK 100166

UNITED STATES
               		      SECURITIES AND EXCHANGE COMMISSION
                     			    Washington, D.C. 20549

                             				  FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 30, 1995
                     			    -----------------
                                 					 OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
	EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from __________________  to  _________________
                     				 Commission file number    1-8016

				TULTEX CORPORATION
		(Exact name of registrant as specified in its charter)

Virginia                                54-0367896
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia    24115
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   540-632-2961
                                          						     ------------
Securities registered pursuant to Section 12(b) of the Act:
	Title of each class                Name of exchange on which registered
	-------------------------------    ------------------------------------
	Common Stock,  $1 par value        New York Stock Exchange
	Preferred Stock Purchase Rights    New York Stock Exchange

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




State the aggregate market value of the voting stock held by non-affiliates of the registrant:

$133,583,091 at March 15, 1996.
------------------------------

		     (APPLICABLE   TO   CORPORATE   REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,824,371 shares of Common Stock, $1 par value, as of  March 15, 1996
----------                         --                   --------------

                    		      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Those portions of the Annual Report to Stockholders for the fiscal year ended December 30, 1995 ("1995 Annual Report to Stockholders") incorporated herein by reference in Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

      1. Those portions of the Proxy Statement for the company's 1996 Annual Meeting of Stockholders ("1996 Proxy Statement") incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

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

Historically, Tultex has been a producer of quality fleece products for sale to distributors and resale to consumers under private labels. However, in the 1980s, the activewear industry began to change. Increasing consumer demand reflecting more active and casual lifestyles and the industry's historically good long-term growth prospects and low fashion risk as compared to other apparel products, attracted large, well-financed companies which acquired competitors of the company. Simultaneously, larger mass merchandise retailers began to exert pressure on margins for lower-priced fleece products.

In recent years, Tultex has initiated a strategy to enhance its competitiveness and to capitalize on growth opportunities by becoming a consumer-oriented apparel maker able to compete in a changing industry. This strategy includes the following elements:

Increasing Emphasis on Higher-Margin Products. The company is strengthening its competitiveness in the activewear business through the development of branded and private label, higher-quality and higher-margin products to supplement its traditionally strong position in the lower-priced segment of the business. The company is developing its own brands, promoting Discus Athletic for its premium products and using the Tultex label for the value-oriented segment of the market. Discus Athletic's highly visible advertising during televised broadcasts of college football and basketball on the ESPN and ABC television networks and of Atlantic Coast Conference basketball has contributed to significant annual increases in sales of this brand since 1992. In addition, Tultex has partnering arrangements to supply higher-quality, private label products to companies such as Reebok, Levi Strauss and Nike, none of which accounted for more than 10% of the company's consolidated sales during 1995. To complement its development of higher-margin products, the company began manufacturing jersey products in 1991.

Expanding into Licensed Apparel Business to Complement Activewear Business. Tultex's 1992 acquisitions of Logo 7, a marketer of licensed sports apparel, and Universal, a marketer of sports licensed headwear, enabled the company to achieve the fourth largest market share (12.0%) in the higher-margin licensed apparel business in 1994, and have created opportunities for significant manufacturing and distribution synergies with the company's activewear business. The promotion of the Logo Athletic brand of licensed apparel through television and print advertising, as well as promotional arrangements featuring Superbowl quarter back Troy Aikman of the Dallas

Cowboys', San Francisco 49ers' quarterback Steve Young, Miami Dolphins' quarterback Dan Marino, Denver Broncos' quarterback John Elway and the Green Bay Packers' Reggie White, among others, has helped to increase the visibility and sales of Logo Athletic products.

Increasing Distribution Channels and Strengthening Customer Relationships. Tultex actively pursues strong relationships with department, sporting goods and other specialty stores, such as Sears, JC Penney, Modell's, Dillard's, Foot Locker, Champs and Sports Authority, to distribute its higher margin branded and private label products. In addition, the company continues to strengthen its relationships with high volume retailers such as Wal-Mart and Target by supplying private label and Tultex products. Tultex provides customers with exceptional service and support; as an example, its distribution capabilities are highly responsive to customers' changing delivery and inventory management requirements.

Investing in Modern Distribution and Production Facilities. During  fiscal
1988 through fiscal 1995, Tultex invested approximately $208 million in capital expenditures, primarily in the construction of its customer service center and in high-efficiency spinning, knitting, dyeing, cutting and embroidering machinery. In 1991, Tultex began operating the customer service center, which the company believes is the most highly automated in the industry. Having made significant investments in its distribution and production facilities, the company's 1996 capital budget is set at $16 million.

The company's strategy has improved its sales mix. While net sales increased 3.5% in fiscal 1995 over 1994, net sales of Discus Athletic activewear increased 29.9% to $75.8 million and net sales of Logo Athletic licensed apparel increased 42.8% to $92.0 million. Sales of jersey products were $93.1 million for the fiscal year ended December 30, 1995, representing 24.0% of the company's activewear sales during such period compared to 16.5% for fiscal 1994. Reduced consumer demand for licensed apparel due to the MLB strike and NHL lockout, a slowdown at retail for activewear products in the fourth quarter and higher raw material costs adversely affected Tultex's results of operations during 1995.

The company's activewear business is vertically integrated, spinning approximately 80% of the yarn it requires in three yarn plants located in North Carolina (the balance is purchased under yarn supply contracts) and knitting, dyeing and cutting fabric and sewing finished goods in 7 plants in Virginia and North Carolina and one plant in Jamaica. The company's licensed sports apparel operations are conducted from one plant in Indiana and one plant in Massachusetts.

Industry

The Company produces activewear and licensed sports apparel and headwear for sale at a broad range of price points through all major distribution channels.

Activewear

The company's activewear business consists of its fleecewear and jersey products. All activewear industry and market share data included herein has been estimated by the company based on data provided by Market Research Corporation of America, a leading provider of market information on the textile industry.

Fleecewear. The fleecewear industry, with retail sales of approximately $7.8 billion in 1995, has grown 1.7% in unit sales from 1990 to 1995. The predominant fleecewear products are sweatshirts, pants and shorts.

Jersey (Outerwear T-shirts). Unit retail sales of jersey products have grown 7.5% from 1990 to 1995 and in 1995 totaled $7.0 billion, or 73 million dozens. Like fleecewear, the industry characteristics of jersey apparel include low fashion risk and long-term growth. Imports are a greater threat as the weight/labor ratio and the freight costs involved are lower for jersey products than for fleecewear; however, the ability to produce large volumes with short delivery times gives domestic manufacturers an advantage over import competition in both fleecewear and jersey apparel.

Licensed Apparel and Headwear

Estimated wholesale sales of professional sports licensed apparel (including headwear) for 1994 were approximately $1.8 billion, according to Sports Style Magazine, an industry publication. In general, the company believes that the prospects for its continued growth in this market are good, although growth is expected to be less rapid than in recent years due to increased competition. The continually changing fortunes of existing teams, together with the introduction of new franchises, has made the market extremely dynamic, as interest in each team fluctuates with its performance. Manufacturers, such as the company, with the capacity to respond quickly to these changes with new products and designs, enjoy a competitive advantage over smaller competitors.

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

Licensed Apparel and Headwear

The company's licensed apparel products include jackets, sweats, T-shirts, baseball-style caps and other headwear, embroidered or imprinted with professional and college sports and entertainment-related licensed designs and logos. These products are marketed under the Logo Athletic and Logo 7 brands. Under the Logo Athletic name, the company offers premium-quality jackets, caps and other activewear, including NFL "Pro-Line" authentic sideline gear and NBA "Authentics" apparel. Tultex, through Logo 7, acquired Pro-Line status from the NFL in 1993, a flagship program entitling the company to sell products identical to those worn on the sidelines by NFL players and coaches. Under the terms of the non-exclusive four-year Pro-Line contract, the company markets Pro-Line products at retail for all 30 NFL teams. Under the terms of the non-exclusive three-year NBA Authentics contract, the company markets products that are identical to those worn by NBA players, coaches and managers during competition. The company's NFL Pro-Line and NBA Authentics products prominently feature the Logo Athletic name and trademark, which the company believes are key elements in developing the Logo Athletic brand. Under the Logo 7 brand, the company offers moderately-priced outerwear, fleecewear, T-shirts and caps with licensed designs and logos. The company also sells popularly-priced licensed fleecewear, jersey apparel and headwear.

Customers; Marketing and Sales

Customers

The company offers a diverse product line for sale at a full range of price points through all major distribution channels. The company has no customer that constituted 10% of net sales in 1995. The company's top four customers together accounted for approximately 27% of sales.

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

Advertising expenditures were $17.1 million and $17.7 million in 1994 and 1995, respectively, of which $14.7 million and $22.7 million, respectively, were expensed in those years. In fiscal 1995, the company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The Statement required that certain advertising costs which were previously deferred and amortized over an anticipated benefit period be recognized currently in the statement of income. Advertising expenses reported as part of selling, general and administrative expenses on the statement of income increased by approximately $5.0 million in 1995 as a result of adopting this change in accounting method.

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

As of December 30, 1995, Tultex operated a sales office in each of New York, Boston, Chicago and Atlanta and a Discus Athletic showroom in New York City. These offices are the primary points of contact for customers and coordinate sales, distribution of sales information, certain advertising, point-of-sale displays and customer service. The company also employs eight independent sales representatives to market its Discus Athletic line in the fragmented sporting goods market. Logo 7's products are marketed through a sales force of 50, including Logo 7 employees and independent sales representatives. In 1992, the company entered into an agreement with Nissan Trading Co., Ltd., a subsidiary of Nissan Motor Co., to market and sell the company's Discus Athletic products in Japan. International sales in 1994 and 1995 were less than 10%.

In November 1995, the company and four other investors completed the formation of Wide Open Performance Wear, Inc. The company has minority ownership in this joint venture which markets garments screenprinted with NASCAR graphics.

At December 30, 1995, Dominion Stores, Inc., a wholly-owned subsidiary, operated 13 outlet stores in North Carolina, Virginia and West Virginia, which sell surplus company apparel and apparel items of other manufacturers, and operated 29 The Sweatshirt Company retail stores in 18 states, which primarily sell first-quality company-made products and accessories. Dominion Stores' total sales in fiscal 1995 were $16.0 million.

Licenses

Most of the company's licensed products are sold through Logo 7. The company is a licensee of professional sports apparel, maintaining a full complement of licenses with all of the major North American professional sports leagues
-- the NFL, MLB, the NBA and the NHL -- and the Collegiate Licensing Company. The company also holds licenses for the 1996 Summer Olympics in Atlanta and NASCAR. These licenses require the payment of royalties generally ranging from 9% to 16% of sales with guaranteed royalties of approximately $6 million in fiscal 1996. The company's major licenses with the NFL, NBA and NHL expire in 1997 and the MLB license expires in 1996. The company is licensed to manufacture and market adult fleecewear under the Britannia(registered trademark) trademark owned by Levi Strauss & Co.

The company's ability to compete is dependent on its ability to obtain and renew licenses, particularly those from the major professional sports leagues. The company enjoys long-standing relationships with its major league licensees, having been awarded its first licenses with the NFL in 1971, with the NBA in 1977, with MLB in 1980 and with the NHL in 1988. The company has no reason to believe that it will not be able to successfully renew these licenses. While the company has enjoyed long, successful and uninterrupted licensing relationships with its professional and collegiate athletic licensors, if a significant license or licenses were not renewed or replaced, the company's sales would likely be materially and adversely affected. In addition, the company's material licenses are non-exclusive and new or existing competitors may obtain similar licenses.

Manufacturing

The company's manufacturing process consists of yarn production; fabric construction including knitting, dyeing and finishing operations; apparel manufacturing including cutting and sewing operations; and, for garments with logos, screenprint and embroidery operations. As a result of its modernization efforts, the company believes that its manufacturing facilities are outfitted with some of the most efficient and technologically-advanced equipment in the industry.

During fiscal 1988 through fiscal 1995, the company invested approximately $208 million to open new facilities, including sewing facilities in Roanoke, Virginia and Montego Bay, Jamaica (a leased facility), and the highly automated customer service center in Martinsville, Virginia, and to modernize other facilities. Open-end spinning frames were acquired to increase yarn production and reduce costs, higher color quality and lower dyeing costs were achieved from the installation of new jet dyeing equipment, new dryers were added in the fabric finishing process, automated cutting machines were introduced, and new information systems were implemented.

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

The Martinsville cutting facility uses advanced Bierrebi automatic continuous cutting machines with computer-controlled hydraulic die-cutting heads and "lay-up" machines and high-speed reciprocating knives. Sewing production at the company's eight sewing facilities is organized on an assembly-line basis.

The company decorates its unfinished licensed apparel products using screenprinting or embroidery at Logo 7's facilities in Indianapolis and Universal's facilities in Massachusetts. Automatic silk-screen machines and dryers are used for longer runs, and hand-operated presses are used for shorter or more complicated runs. Embroidery is applied using high-speed, computerized stitching equipment.

In September 1995, the company entered into a five-year production agreement with Overseas Manufacturing Systems of America, Inc. ("OMSA"), a Mexican joint venture, to produce jersey products. The company provided three spinning machines to OMSA for use in its yarn making operations and OMSA agreed to manufacture up to 24,000 dozens of jersey product per year for delivery to the company or its U.S. based customers.

The company's order backlog at December 31, 1994 was approximately $143 million and at December 30, 1995 was approximately $184 million. Backlogs are computed from orders on hand at the last day of each fiscal period. The company believes that due to the seasonality of the company's business and the just-in-time nature of much of the company's sales, order backlogs are not a reliable indicator of future sales volume.

Raw Materials

The company's principal raw materials for the production of activewear are cotton and polyester. Cotton content in fleecewear typically is 50% and in jersey apparel typically is 100%. The company is producing increasing amounts of fleecewear containing 90-100% cotton. Fleecewear and jersey manufacturers are extremely sensitive to fluctuations in cotton and polyester prices as these materials represent approximately 30% of the manufacturing cost of the product. In addition, the company is indirectly impacted by increasing costs of raw materials in its licensed apparel business because the company purchases finished goods containing cotton and polyester and these higher raw materials costs often are effectively passed on to the company. Cotton prices increased significantly in 1995 over 1994 levels. In 1995, the company's average price per pound of cotton was $0.85, compared with $0.72 in 1994, while the average price per pound of polyester was $0.80 in 1995, compared with $0.64 in 1994. The company expects the average price paid for fiber in 1996 to be relatively unchanged from the average price for the prior year
As of March 12, 1996, the company has fixed the price on approximately 50% of its planned cotton purchases for fiscal 1996. To the extent cotton prices increase before the company fixes the price for the remainder of its raw cotton needs, the company's results of operations could be adversely affected.

Trademarks

The company increasingly promotes and relies upon its trademarks, including Discus Athletic, Logo Athletic, Tultex, and Logo 7, which are registered in the United States and many foreign countries.

Seasonality

The company's business is seasonal. The majority of fleecewear sales and related net income occur in the third and fourth quarters, coinciding with cooler weather and the playing seasons of popular professional and college sports. Jersey sales peak in the second and third quarters of the year, somewhat offsetting the seasonality of fleecewear sales.

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

The company believes that it is in material compliance with the aforementioned laws and regulations and does not expect that future compliance and actions responding to routine inspections will have a material adverse effect on its capital expenditures, earnings or competitive position in the foreseeable future. However, there can be no assurances that environmental and other legal requirements will not become more stringent in the future or that the company will not incur significant costs in the future to comply with such requirements.

Employees

The company had approximately 6,835 employees at December 30, 1995, of which 5,990 or 88% were paid hourly.

In August 1994, hourly employees at the company's Martinsville, Virginia facilities voted for representation by the Amalgamated Clothing and Textile Workers Union (now known as the Union of Needletrades, Industrial and Textile Employees or UNITE). The company accepted a three-year labor contract with the union which covers all hourly employees at the Martinsville facilities. It was ratified by an employee vote in March 1995. The contract covers approximately 2,100 hourly employees in the Martinsville area. In May 1995, hourly employees at the company's South Boston, Virginia sewing facility voted for representation by UNITE. A three-year contract was ratified by an employee vote in August 1995. The contract covers approximately 550 employees in the South Boston area. Employees represented by UNITE accounted for approximately 39% of the company's total employees and approximately 44% of the company's hourly employees. None of the company's other employees are represented by a union.

Item 2.   Properties

Most of the company's principal physical facilities (other than those of Logo 7 and Universal) are located in Virginia and North Carolina, within a 150 - mile radius of the City of Martinsville. All facilities are of masonry construction except the buildings at Vinton, Virginia, Mattapoisett, Massachusetts and the Customer Service Center in Martinsville, Virginia, which are steel-framed metal-walled buildings constructed on a concrete slab. All buildings are well-maintained. The location, approximate size and use of the company's principal owned properties are summarized in the following table:

                     			 Square
Location                 Footage       Use
----------------         -------       ----------------------------------------
Martinsville, VA          45,200       Administrative offices

Martinsville, VA       1,100,000       Administrative offices, manufacturing
		                                     and distribution (apparel)

Koehler, VA               60,000       Warehousing

Martinsville, VA          70,000       Warehousing

South Boston, VA         130,000       Sewing (apparel)

Bastian, VA               53,500       Sewing (apparel)

Longhurst, NC            287,000       Manufacturing (yarn)

Roxboro, NC              110,000       Manufacturing (yarn)

Dobson, NC                38,000       Sewing (apparel)

Mayodan, NC              612,000       Manufacturing, warehousing
                                  					and shipping (yarn and apparel)

Vinton, VA                50,000       Sewing (apparel)

Martinsville, VA         502,200       Warehousing and shipping (apparel)

Mattapoisett, MA         116,250       Distribution (headwear)

The following table presents certain information relating to the company's principal leased facilities:

                             			 Lease
                            				 Expira-    Current
              		     Square      tion       Annual
Location             Footage     Date       Rental       Use
---------------      -------     --------   ----------   ---------------------
Chilhowie, VA         40,015     08/31/97   $   46,200   Sewing (apparel)

Montego Bay,          66,510     12/31/96       266,040   Sewing (apparel)
Jamaica

Martinsville, VA      17,600     01/15/02       60,095   Warehousing (apparel)

Martinsville, VA      30,000     Monthly        43,200   Warehousing (apparel)

                           				  Lease
                				             Expira-    Current
              		     Square      tion       Annual
Location             Footage     Date       Rental       Use
---------------      -------     --------   ----------   ---------------------
Martinsville, VA     300,000    06/01/98       684,000   Warehousing (apparel)

Martinsville, VA     300,000    06/01/98       978,000   Warehousing (apparel)

Indianapolis, IN     650,000    04/30/07     1,404,000   Manufacturing (apparel)


Manufacturing equipment, substantially all of which is owned by the company, includes carding, spinning and knitting machines, jet-dye machinery, dryers, cloth finishing machines, cutting and sewing equipment and automated storage/retrieval equipment. This machinery is modern and kept in good repair. The company leases a fleet of trucks and tractor-trailers which are used for transportation of raw materials and for interplant transportation of semi-finished and finished products.

The company's facilities and its manufacturing equipment are considered adequate for its needs.

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

As of February 29, 1996 there were 2,897 record holders of the Company's common stock. Other information required by Item 5 of Form 10-K appears under the heading "Common Stock Prices and Dividend Information" on page 24 and in "Note 6" of "Notes to Financial Statements" on page 15 of the company's 1995 Annual Report to Stockholders.

Item 6.   Selected Financial Data.

The information required by Item 7 of Form 10-K appears on pages 34 and 35 of company's 1995 Annual Report to Stockholders and is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 of Form 10-K appears on pages 29 through 33 of the company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 6, 1996, appearing on pages 7 through 28 of the company's 1995 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

With respect to the directors of the company, the information required by
Item 10 of Form 10-K appears on pages 3 through 5 of the company's 1996 Proxy Statement and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the company.


Executive Officers of the Company

Name                    Office                                          Age
----------------------  --------------------------------------------    ---
John  M. Franck         Chairman of the Board                            43

Charles W. Davies, Jr.  President and Chief Executive Officer            47

O. Randolph Rollins     Executive Vice President and General Counsel     53

Walter  J. Caruba       Vice President - Sales  and Marketing            48

W.  Jack Gardner, Jr.   Vice President - Operations                      52

B. Alvin Ratliff        Vice President  - Sourcing, Contracting and
                     			Strategic Planning                               50

Don P. Shook            Vice President  -  Administration                58

John J. Smith           Vice President  -  Customer Services             53

Suzanne H. Wood         Vice President and Chief Financial Officer       36

Kevin W. Walsh          Treasurer                                        41

Kathy H. Rogers         Secretary                                        37

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

O. Randolph Rollins became Executive Vice President and General Counsel in October 1994. Prior thereto, Mr. Rollins was a partner with the law firm of McGuire, Woods, Battle & Boothe, Richmond, Virginia, from 1973 to 1990 and from January 1994 to October 1994. From 1990 to January 1994, Mr. Rollins served in the Cabinet of Virginia's Governor L. Douglas Wilder, first as Deputy Secretary of Public Safety and from 1992 through January 14, 1994 as Secretary of Public Safety of the Commonwealth of Virginia. Mr. Rollins is the brother-in-law of John M. Franck.

Walter J. Caruba became Vice President - Sales and Marketing in September 1992. He served as Vice President - Distribution between October 1990 and September 1992. He served as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

W. Jack Gardner, Jr. became Vice President - Operations in September 1994 and served as General Manager - Fabric Manufacturing from January 1988 until that time.

B. Alvin Ratliff became Vice President - Sourcing, Contracting and Strategic Planning in March 1995. He previously served as Vice President and Service/Quality Coordinator from February 1994 until March 1995 after serving as Vice President - Operations from December 1984 until that time.

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

John J. Smith became Vice President - Customer Services in September 1992. Prior thereto, he served as Vice President - Sales and Marketing since December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager - Information Systems & Services between December 1985 and May 1987.

Suzanne H. Wood became Vice President and Chief Financial Officer in February 1996. She previously served as Controller of the company from October 1993 after joining the Company in June 1993. Prior to joining the company, she was employed by Price Waterhouse LLP, most recently as Audit Senior Manager.

Kevin W. Walsh was appointed Treasurer in December 1994. In the six years prior to joining the company, he was a vice president and senior loan officer of Signet Bank.

Kathy H. Rogers became Secretary in January 1996. She also continues as Director - Corporate Communications, a position she has held since September
1992.   She was Manager - Employee Communications between May 1989 and
September 1992.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

Item 11.   Executive Compensation.

The information required by Item 11 of Form 10-K appears on pages 6 (beginning with "Executive Compensation") through 9 of the company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K appears on page 1 and 2 of the company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears on page 11 of the company's 1996 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

	(a) The following documents are filed as part of this report:

	(1) Financial Statements:                          Page in Annual Report

	    Report of Independent Accountants              28
	    Balance Sheet at December 30, 1995 and
	      December 31, 1994                             7
	    Statement of Income for each of the three
	      years in the peroid ended Decembe 30, 1995    8
	    Statement of Changes in Stockholders' Equity
	      for each of the three years in the period
	      ended December 30, 1995                       9
	    Statement of Cash Flows for each of the
	      three years in the period ended
	      December 30, 1995                             10
	    Notes to Financial Statements                   11 - 27

	(2) Financial Statement Schedule:                 Page in Form 10-K

	    Report of Independent Accountants on
	    Financial Statement Schedule:                 F-1

	    Consolidated Financial Statement Schedule for each of the three years in the period ended December 30, 1995:

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

	3.7 By-laws of Dominion Stores, Inc. (filed as Exhibit 3.7 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	3.8 Articles of Incorporation of Tultex International, Inc. (filed as Exhibit 3.8 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	3.9 By-laws of Tultex International, Inc. (filed as Exhibit 3.9 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	3.10    Articles of Incorporation of Logo 7, Inc. (filed as Exhibit
	       	3.10 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

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

	3.17 By-laws of SweatJet, Inc. (filed as Exhibit 3.17 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	4.1 Indenture among Tultex Corporation, the Guarantors and First Union National Bank of Virginia, as Trustee, relating to the Senior Notes dated March 23, 1995 (filed as Exhibit 4.1 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	4.2 Senior Note (included in Exhibit 4.1 as filed with the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	4.3 Subsidiary Guarantee (included in Exhibit 4.1 as filed with the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

	10.1 Tultex Corporation 1987 Stock Option Plan (filed as Exhibit B to the company's Definitive Proxy Statement dated and mailed January 15, 1988 and incorporated herein by reference)

	10.2 Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed February 14, 1991 and incorporated herein by reference)

	10.3 Supplemental Retirement Plan (filed as an exhibit to the company's Form 10-K for the fiscal year ended December 30, 1990 and incorporated herein by reference)

	10.4 Tultex Corporation Salaried Employees' Common Stock Purchase Plan, dated February 11, 1994 (filed as Exhibit 4.5 to the company's Registration Statement Form S-8 dated February 11, 1994 and incorporated herein by reference)

	10.5 Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 and the company's Form 10-Q for the quarter ended March 31, 1990 and
		       incorporated herein by reference)

	10.6    Standstill Agreement, dated as of January 31, 1992, among Tultex
		       Corporation,  Logo 7, Inc. (Ind.), Melvin Simon and Herbert
       		Simon (filed as Exhibit 10(b) to the company's Form 8-K dated January 31, 1992 and incorporated herein by reference)

	10.7 Credit Agreement for $225 million credit facility, dated March 23, 1995 (filed as Exhibit 10.7 to the company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference)

	11 The computation of earnings per share can be clearly determined from the financial statements of the Company contained in the Annual Report to Stockholders

	13      Annual Report to Stockholders

	21      Subsidiaries of the company (filed herewith)

	23      Consent of Price Waterhouse LLP (filed herewith)

       (b)      Reports of Form 8-K

		No reports on Form 8-K were filed for the quarter ended
		December 30, 1995.

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

                          				Tultex Corporation
                          				(Registrant)

	                          			/s/ Charles W. Davies, Jr.
                          				----------------------------------------------
                          				By:  Charles W. Davies, Jr., President and CEO

                           			Date: March 29, 1996
                          				--------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 1996                        /s/ Charles W. Davies, Jr.
                            				      ----------------------------------------
                            				      Charles W. Davies, Jr., President, CEO &
                            				      Director (Principal Executive Officer)

March 29, 1996                        /s/ Suzanne H. Wood
		                             	      -----------------------------------------
                            				      Suzanne H. Wood, Vice President and Chief
                            				      Financial Officer (Principal Financial
				                                  Officer)

March 29, 1996                        /s/ John M. Franck
				                                  -----------------------------------
                            				      John M. Franck, Director (Chairman)

March 29, 1996                        /s/ Irving M. Groves, Jr.
	                              	      ------------------------------
                            				      Irving M. Groves, Jr. Director

March 29, 1996                        /s/ Lathan M. Ewers, Jr.
	                             		      ------------------------------
                            				      Lathan M. Ewers, Jr., Director

March 29, 1996                        /s/ H. Richard Hunnicutt, Jr.
	                            			      -----------------------------------
                             			      H. Richard Hunnicutt, Jr., Director

March 29, 1996                        /s/ F. Kenneth Iverson
                            				      ----------------------------
                            				      F. Kenneth Iverson, Director

March 29, 1996                        /s/ Bruce M. Jacobson
	                            			      ---------------------------
                            				      Bruce M. Jacobson, Director

March 29, 1996                        /s/ Richard M. Simmons, Jr.
	                            			      ---------------------------------
                            				      Richard M. Simmons, Jr., Director

                        				   EXHIBITS

       		     ANNUAL   REPORT   ON    FORM   10-K

   	       PURSUANT   TO   SECTION   13   OR   15(d)    OF

           THE   SECURITIES   EXCHANGE   ACT   OF    1934

    	    FOR   THE   FISCAL   YEAR   ENDED  DECEMBER 30, 1995


                  			    TULTEX    CORPORATION

           		     COMMISSION   FILE   NUMBER   1-8016

Exhibit Index



	13      Annual Report to Stockholders

	21      Subsidiaries of the Company

	23      Consent of Price Waterhouse

	27      Financial Data Schedule

                       		    REPORT OF INDEPENDENT ACCOUNTANTS ON

			                              FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
 Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 1996 appearing on page 20 of the 1995 Annual
Report to Stockholders of Tultex Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in the accompanying index of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
February 6, 1996

TULTEX CORPORATION                                                SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS                                 CONSOLIDATED

(In thousands of dollars)


			  Balance at  Additions                   Balance
Reserve for doubtful      beginning   charged to                  at end
accounts                  of period   operations  Reductions      of period
-----------------------   ----------  ----------  ----------      ---------

For the fifty-two weeks
 ended January 1, 1994    $    2,360  $    3,241  $  (3,227) (1)  $   2,374
                      		  ==========  ==========  ==========      =========

For the fifty-two weeks
 ended December 31, 1994  $    2,374  $    3,935  $  (4,194) (1)  $   2,115
                       	  ==========  ==========  ==========      =========

For the fifty-two weeks
 ended December 30, 1995  $    2,115  $    7,061  $  (4,949) (1)  $   4,227
                      		  ==========  ==========  ==========      =========






























 (1) Amounts represent write-off of uncollectible receivable balances.