Form 10-Q
period 1996-03-30
TULTEX CORP
filed 1996-05-13
CIK 100166

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 30, 1996

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                     Commission file number 1-8016

                           TULTEX CORPORATION

       (Exact name of registrant as specified in its charter)

Virginia                                 54-0367896
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville,
Virginia   24115
(Address of principal executive offices Zip Code)

Registrant's telephone number, including area code   540-632-2961


_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

29,741,871 shares of Common Stock, $1 par value, as of May 1,
1996

PART I. FINANCIAL INFORMATION
Item 1.


Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in shares and per share data) March 30, 1996 (and April 1,
1995)
                                   Three Months Ended
                                   March 30, 1996   April 1, 1995

Net Sales and Other Income          $      95,303    $     84,138

Costs and Expenses:

Cost of Products Sold                      70,019          58,360

Depreciation                                5,736           5,872

Selling, General and Administrative
(Note 7)                                   23,595          28,214

Interest                                    4,854           4,574

Total Costs and Expenses                  104,204          97,020

Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                   (8,901)        (12,882)

Provision for Income Taxes (Note 3)       (3,381)         (4,895)

Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of
 Debt                                     (5,520)         (7,987)

Extraordinary Loss on Early
 Extinguishment of Debt (Net of
 Income Taxes of $2,296) (Note 8)             -           (3,746)


Net Income (Loss)                         (5,520)        (11,733)

Preferred Dividend Requirement
 (Note 4)                                   (284)           (284)

Balance Applicable to Common Stock $      (5,804)   $    (12,017)

Weighted Average Number of Common
 Shares Outstanding                    29,824,261      29,806,793

Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary
 Loss on  Early Extinguishment of
 Debt (Notes 4 and 5)              $        (.19)   $       (.27)

Extraordinary Loss on Early
 Extinguishment of Debt (Note 8)               -            (.13)

Net Income (Loss)                  $        (.19)   $       (.40)

Dividends Per Common Share (Note 4)$          .00   $         .00





Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
March 30, 1996 (and December 30, 1995)


Assets                         March 30, 1996   December 30, 1995

Current Assets:
Cash                           $       2,055    $          1,981

Accounts Receivable - Net of
 Allowances for Doubtful
 Accounts $2,860 (1996)
 and $4,227 (1995)                    95,551             142,732

Inventories (Note 2)                 189,626             157,946

Prepaid Expenses                       8,532              12,498

Total Current Assets                 295,764             315,157

Fixed Assets - Net Book Value        128,265             129,002

Intangible Assets                     25,246              25,550

Other Assets                          10,010               6,090

Total Assets                   $     459,285    $        475,799

Liabilities and Stockholders' Equity

Current Liabilities:

Current Maturities of
 Long-Term Debt (Note 6)       $          92    $            145

Accounts Payable                      32,622              27,017

Federal and State Income
 Taxes Payable (Note 3)               (3,809)              1,281


Accrued Expenses                      15,504              11,870

Total Current Liabilities             44,409              40,313

Long-Term Debt, Less Current
 Maturities (Notes 6 and 8)          214,534             227,540

Other Liabilities                     17,052              18,889

Total Liabilities                    275,995             286,742

Stockholders'  Equity:

Five Percent Cumulative Preferred
 Stock (Note 4)                          198                 198

Series B, Cumulative Convertible
 Preferred Stock (Note 4)             15,000              15,000

Common Stock (Note 4)                 29,819              29,824

Capital in Excess of Par Value         5,329               5,347

Retained Earnings                    134,213             140,099

                                     184,559             190,468

Less Notes Receivable -
 Stockholders                          1,269               1,411

Total Stockholders' Equity           183,290             189,057

Total Liabilities and Stockholders'
 Equity                        $     459,285    $        475,799



Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Three Months Ended March 30, 1996 (and April 1, 1995)



                                     Three Months Ended

                                  March 30, 1996   April 1, 1995
Operations:

Net Income (Loss)  (Notes 7
 and 8)                           $      (5,520)   $    (11,733)

Items not Requiring (Providing)
 Cash:
Depreciation                              5,736           5,872

Amortization of Intangible Assets           304             303

Deferred Income Taxes                         -               -

Unamortized Deferred Debt Issuance
 Costs                                        -           3,109

Other Deferral                           (1,837)            830
Changes in Assets and Liabilities:

Accounts Receivabl                       47,181          53,860

Inventories                             (31,680)        (43,854)

Prepaid Expenses (Notes 7 and 8)          3,966           6,527

Accounts Payable and Accrued Expenses     9,239           7,440

Income Taxes Payable                     (5,090)         (9,392)

Cash Provided (Used) by Operations       22,299          12,962

Investing Activities:

Additions to Property, Plant and
 Equipment                               (4,999)         (7,083)

Additions to Other Assets                (3,920)           (601)

Cash Provided (Used) by Investing
 Activities                              (8,919)         (7,684)

Financing Activities

Issuance of Short-Term Borrowings             -             300

Issuance of Long-Term Debt                    -         110,051

Payments on Long-Term Debt              (13,059)       (115,049)

Cost of Debt Issuance                         -          (4,038)

Cash Dividends Paid (Note 4)               (284)            -


Proceeds From Stock Plans                    60             140

Purchase of Common Stock                    (23)            -

Cash Provided (Used) by Financing
Activities                              (13,306)         (8,596)

Net Increase (Decrease) in Cash              74          (3,318)

Cash at End of Prior Year                 1,981           5,776

Cash at End of Period             $      2 ,055    $      2,458








TULTEX CORPORATION

Notes to Consolidated Financial Statements (Unaudited) March 30,
1996

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

NOTE 2 - A summary of inventories by component follows.

(In thousands of dollars)      March 30, 1996   December 30, 1995

Raw Materials                  $      28,406    $         20,803

Supplies                               5,305               6,208

Work-in-process                       23,001              17,645

Finished Goods                       132,914             113,290


 Total Inventory                $     189,626    $        157,946


NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding
1,975 shares (1996 and 1995). The stated quarterly dividend was declared on January 23, 1996 and paid on April 1, 1996.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding (1996 and 1995). The stated quarterly dividend was declared on January 23, 1996 and paid on April 1, 1996.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,819,371 at March 30, 1996 and 29,824,371 at December 30, 1995. There were no dividends declared on the company's common stock for the three month period ended March 30, 1996.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first three months of 1996 and 1995 of 29,824,261 and 29,806,793, respectively.

NOTE 6 - The company's senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At March 30, 1996, the company was in compliance with the covenants.

NOTE 7 - On January 1, 1995, the company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The adoption of the Statement increased selling, general and administrative expenses as reported on the Statement of Operations for the period ended April 1, 1995 by $4,970,000.

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


                     Tultex Corporation
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                     March 30, 1996


Results of Operations

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                        Three Months Ended

                                        03/30/96   04/01/95

Net Sales and Other Income               100.0 %    100.0 %

Cost of Products Sold                     73.4       69.4

Depreciation                               6.0        7.0

Selling, General and Administrative       24.8       33.5

Interest                                   5.1        5.4

Total Costs and Expenses                 109.3      115.3

Income (Loss) Before Income Taxes
 and Extraordinary Loss on Early
 Extinguishment of Debt                   (9.3)     (15.3)

Provision for Income Taxes                (3.5)      (5.8)

Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of Debt     (5.8)      (9.5)

Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296)                            -       (4.4)

Net Income (Loss)                         (5.8)%    (13.9)%


Note: Certain items have been rounded to cause the columns to add to 100%.

Net sales and other income for the three months ended March 30, 1996 increased $11 million, or 13% from the first quarter of 1995. This increase was due to higher sales for each of the company's primary businesses. Sales for the combined licensed sports apparel and headwear business increased 22% as a result of the continued strength of the Logo Athletic brand, which experienced a 55% sales increase over the first quarter of 1995. The activewear division's sales increase of 8% was primarily due to increased sales volume. Sales of Discus Athletic brand activewear increased 19% to $16 million. Sales of jersey products were $30 million representing a 16% increase over the first quarter of 1995. The company's consolidated order backlog at April 20, 1996 was $392 million versus $356 million at April 22, 1995, an increase of 10%.

Cost of products sold as a percentage of sales increased to 73% for the first quarter of 1996 compared to 69% for the comparable first quarter of last year. Higher raw material costs due to increased raw cotton and polyester prices was the primary reason
for the cost increase.   The company has fixed the price on
approximately 60% of its planned raw cotton purchases for 1996. Depreciation expense for the first quarter decreased $136 thousand compared to the first quarter of 1995 due to relatively low capital expenditures during the preceding twelve months.

As a percentage of sales, selling, general and administrative expenses (S, G&A) were 25% for the first three months of 1996 compared to 34% for the comparable period of 1995. During the first quarter of 1995 the company expense $5 million in deferred advertising costs as required by the Accounting Standards Executive Committee's Statement on Reporting Advertising Costs. This statement first became effective for the company at the beginning of the 1995 fiscal year. Excluding this one-time charge, S, G&A expenses as a percentage of sales were 28% for the first quarter of 1995. The remainder of the decrease in S, G&A as a percentage of sales was primarily due to increased sales levels.

The company's loss from operations (loss before interest and income taxes) was reduced $4 million during the first quarter of 1996 to $(4) million compared to $(8) million for the first quarter of 1995. This decrease was due to the improved performance of the company's licensed apparel business and the inclusion of the deferred advertising charges in the first quarter 1995 results.

Interest expense increased 6% when compared to the first quarter of 1995 due to higher average rates for the company's long-term borrowings. The company completed a refinancing of it debt in March of 1995 which resulted in higher interest expense, but which management also believes has increased covenant flexibility thereby allowing the company to continue its long-term investment in brand promotion of higher margin products. The nature of the company's business requires extensive seasonal borrowings to
support its working capital needs.   For the first three months
of 1996 working capital borrowings averaged $106 million at average rates of 7.0% compared to $98 million and 8.1%, respectively, for the comparable period of the prior year.

Provision for income taxes is a function of pretax earnings and the combined effective rate of federal and state income taxes.
The effective rate for combined federal and state income taxes was 38% for the first quarter of 1996 and 1995.

The company's annual financial performance is dependent on its seasonally strong second half when historically approximately 65% of its annual sales occur. The company is guardedly optimistic about business prospects for the second half of 1996.
Management believes the company is positioned to benefit from anticipated lower raw material costs, improved demand particularly in licensed apparel and continued growth of its premium brands, Logo Athletic and Discus Athletic.

Financial Condition, Liquidity and Capital Resources

Net working capital at March 30, 1996 decreased $23 million from year-end 1995 due to lower accounts receivable partially offset by higher inventories.

Net accounts receivable decreased $47 million from December 30, 1995 to March 30, 1996 due to the seasonality of activewear shipments. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to December 30, 1995, inventories increased $32 million or 20%. The current ratio at March 30, 1996 was 6.7 compared to 7.8 at December 30,
1995.   The decrease in the ratio from the beginning of the year
resulted primarily from lower accounts receivable.

Total long-term debt at March 30, 1996 included the senior notes totaling $110 million and $105 million outstanding under the revolving credit facility. At the end of the first quarter of 1996 the company was in compliance with all debt covenants.

Stockholders' equity decreased $6 million during the first three months of 1996 as a result of the seasonal net loss for the period of $6 million. In March 1996 the company's Board of Directors authorized the purchase of up to 750,000 shares of the company's common stock. Five thousand shares were repurchased prior to the end of the first quarter. Debt as a percentage of capitalization was 53.9% at March 30, 1996 compared to 54.6% at December 30, 1995.

For the first three months of 1996 net cash provided by operations was $22 million versus $13 million for the same period last year, an increase of $9 million. The increase in cash provided by operations was primarily due to a lower net loss and a smaller seasonal inventory increase for the first quarter of 1996 compared to the first three months of 1995. Cash used for capital asset additions decreased approximately $2 million in 1996 from $7 million for the first quarter of 1995 to $5 million for the first three months of 1996. Cash used by financing activities increased $5 million from the first three months of 1995 primarily as a result of debt repayment. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1996.


TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
On April 30, 1996 four matters were submitted to a vote of security holders at the company's Annual Meeting of Stockholders held in Martinsville, VA.

1. A Board of Directors, consisting of eight persons, was elected for the ensuing year.

2. The Tultex Corporation 1996 Stock Incentive Plan was approved.

3. The Tultex Corporation 1996 Consolidated Incentive Plan was approved.

4. The Board of Director's appointment of Price Waterhouse LLP, independent accountants, as auditors for fiscal 1996 was ratified.

The actual vote count for these matters is summarized below.

Board of Directors:

     Director                        For           Withheld

     Charles W. Davies, Jr.          24,119,751    676,233

     Lathan M. Ewers, Jr.            24,194,945    601,039

     John M. Franck                  24,190,663    605,321

     Irving M. Groves, Jr.           24,134,642    661,342

     H. Richard Hunnicutt, Jr.       24,012,936    783,048

     F. Kenneth Iverson              24,198,175    597,809

     Bruce M. Jacobson               24,198,443    597,541

     Richard M. Simmons, Jr.         24,142,843    653,141


Incentive Plans:

     Incentive Plan             For       Against       Abstain

     Stock Incentive Plan       22,636,808     1,730,819  428,357

     Consolidated Incentive
         Plan                   22,883,556     1,474,750  437,680

Auditors:

     Independent Accountant         For        Against    Abstain

     Price Waterhouse LLP       24,267,883        99,658  428,443



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

      None

Items 1, 2, 3 and 5 are inapplicable and are omitted.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TULTEX CORPORATION
                                  (Registrant)



Date May 10, 1996               /s/ C. W. Davies, Jr.
                                W. Davies, Jr., President and
                                Chief Executive Officer


Date May 10, 1996               /s/ S. H. Wood
                                Vice President and Chief
                                Financial Officer