Form 10-Q
period 1996-06-29
TULTEX CORP
filed 1996-08-12
CIK 100166

UNITED STATES
              	       SECURITIES AND EXCHANGE COMMISSION
                      			   Washington, D.C. 20549

                              				FORM    10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 29, 1996
                            				 -------------
                            				      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                     			       ----------------     ---------------------
                     		  Commission file number    1-8016

                       			      TULTEX    CORPORATION
                       			      ---------------------
            	    (Exact name of registrant as specified in its charter)

Virginia                                       54-0367896
- ---------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
 or organization)                               Number)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia     24115
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   540-632-2961
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,433,971 shares of Common Stock, $1 par value, as of July 26, 1996
- ----------                         --                  -------------









PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in
                            				      shares and per share data)
June 29, 1996 (and July 1, 1995)

                                   					Three Months Ended             Six Months Ended
                                   					------------------             ----------------------------
                                   					June 29, 1996   July 1, 1995   June 29, 1996   July 1, 1995
                                   					-------------   ------------   -------------   ------------
Net Sales and Other Income              $     138,198   $    120,986   $     233,501   $    205,124
                                   					-------------   ------------   -------------   ------------
Costs and Expenses:
Cost of Products Sold                         105,445         90,473         175,464        148,833
Depreciation                                    5,639          5,775          11,375         11,647
Selling, General and Administrative
 (Note 7)                                      20,980         19,410          44,575         47,624
Interest                                        5,014          5,416           9,868          9,990
                                   					-------------   ------------   -------------   ------------
Total Costs and Expenses                      137,078        121,074         241,282        218,094
                                   					-------------   ------------   -------------   ------------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                         1,120            (88)         (7,781)       (12,970)
Provision for Income Taxes (Note 3)               431            (26)         (2,950)        (4,921)
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt                  689            (62)         (4,831)        (8,049)
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296) (Note 8)                         -              -               -          (3,746)
                                   					-------------   ------------   -------------   ------------
Net Income (Loss)                                 689            (62)         (4,831)       (11,795)

Preferred Dividend Requirement (Note 4)          (284)          (284)           (567)          (567)
                                   					-------------   ------------   -------------   ------------
Balance Applicable to Common Stock      $         405   $       (346)  $      (5,398)  $    (12,362)
                                   					=============   ============   =============   ============

Weighted Average Number of Common
 Shares Outstanding                        29,735,522     29,806,793      29,799,891      29,806,793
                                   					=============   ============   =============   =============
Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt
 (Notes 4 and 5)                        $         .01   $       (.01)  $        (.18)  $        (.28)
Extraordinary Loss on Early
 Extinguishment of Debt (Note 8)                   -              -               -             (.13)
                                   					-------------   ------------   -------------   -------------
Net Income (Loss)                       $         .01   $       (.01)  $        (.18)  $        (.41)
                                   					=============   ============   =============   =============

Dividends Per Common Share (Note 4)     $         .00   $        .00   $         .00   $         .00
                                   					=============   ============   =============   =============


Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
June 29, 1996 (and December 30, 1995)


Assets                                      June 29, 1996    December 30, 1995
                                   					    -------------    -----------------
Current Assets:
Cash                                        $       6,711    $           1,981
Accounts Receivable - Net of Allowances
 for Doubtful Accounts $3,586 (1996)
 and $4,227 (1995)                                120,819              142,732
Inventories (Note 2)                              207,528              157,946
Prepaid Expenses                                    9,974               12,498
                                   					    -------------    -----------------
Total Current Assets                              345,032              315,157

Fixed Assets - Net Book Value                     126,223              129,002
Intangible Assets                                  24,942               25,550
Other Assets                                        9,845                6,090
                                   					    -------------    -----------------
Total Assets                                $     506,042    $         475,799
                                   					    =============    =================
Liabilities and Stockholders' Equity
Current Liabilities:
Notes Payable to Banks                      $       5,000    $             -
Current Maturities of Long-Term Debt
 (Note 6)                                              49                  145
Accounts Payable                                   33,759               27,017
Federal and State Income Taxes Payable
 (Note 3)                                          (3,550)               1,281
Accrued Expenses                                   16,348               11,870
                                   					    -------------    -----------------
Total Current Liabilities                          51,606               40,313

Long-Term Debt, Less Current Maturities
 (Notes 6 and 8)                                  254,028              227,540
Other Liabilities                                  17,306               18,889

Stockholders'  Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                             198                  198
Series B, Cumulative Convertible Preferred
 Stock (Note 4)                                    15,000               15,000
Common Stock (Note 4)                              29,666               29,824
Capital in Excess of Par Value                      4,726                5,347
Retained Earnings                                 134,618              140,099
				                                   	    -------------    -----------------
                                          						  184,208              190,468
Less Notes Receivable - Stockholders                1,106                1,411
                                   					    -------------    -----------------
Total Stockholders' Equity                        183,102              189,057
                                   					    -------------    -----------------
Total Liabilities and Stockholders' Equity  $     506,042    $         475,799
                                   					    =============    =================





Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Six Months Ended June 29, 1996 (and July 1, 1995)

                                          						Six Months Ended
                                          						-----------------------------
                                          						June 29, 1996    July 1, 1995
Operations:                                     -------------    ------------
Net Income  (Loss)  (Notes 7 and 8)             $      (4,831)   $    (11,795)
Items not Requiring (Providing) Cash:
Depreciation                                           11,375          11,647
Amortization of  Intangible Assets                        608             608
Deferred Income Taxes                                      -               -
Unamortized Deferred Debt Issuance Costs                   -            3,109
Other Deferrals                                        (1,583)          1,066

Changes in Assets and Liabilities:
Accounts Receivable                                    21,913          19,527
Inventories                                           (49,582)        (74,579)
Prepaid Expenses (Notes 7 and 8)                        2,524           6,249
Accounts Payable and Accrued Expenses                  11,220          14,791
Income Taxes Payable                                   (4,831)         (9,422)
					                                          	-------------    ------------
Cash Provided (Used) by Operations                    (13,187)        (38,799)
                                          						-------------    ------------
Investing Activities:
Additions to Property, Plant and Equipment             (8,596)         (9,875)
Additions to Other Assets                              (3,755)           (494)
                                          						-------------    ------------
Cash Provided (Used) by Investing Activities          (12,351)        (10,369)
                                          						-------------    ------------
Financing Activities:
Issuance of Short-Term Borrowings                       5,000           4,500
Issuance of Long-Term Debt                             26,500         157,052
Payments on  Long-Term Debt                              (108)       (111,107)
Cost of Debt Issuance                                      -           (4,038)
Cash Dividends Paid (Note 4)                             (567)         (1,419)
Proceeds From  Stock Plans                                222           1,318
Purchase of Common Stock                                 (779)             -
                                          						-------------    ------------
Cash Provided (Used) by Financing Activities           30,268          46,306
                                          						-------------    ------------
Net Increase (Decrease) in Cash                         4,730          (2,862)

Cash at End of Prior Year                               1,981           5,776
					                                          	-------------    ------------
Cash at End of Period                           $       6,711    $      2,914
                                          						=============    ============












TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 29, 1996

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

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)                  June 29, 1996   December 30, 1995
                                   					   -------------   -----------------
Raw Materials                              $     34,052    $         20,803
Supplies                                          6,389               6,208
Work-in-process                                  25,023              17,645
Finished Goods                                  142,064             113,290
                                   				   -------------   -----------------
 Total Inventory                           $    207,528    $        157,946
                                  					   =============    ================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1996 and 1995). The stated quarterly dividend was declared on May 2, 1996 and paid on July 3, 1996.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding
(1996 and 1995).   The stated quarterly dividend  was declared on May 2, 1996 and paid on July 3, 1996.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,666,471 at June 29, 1996 and 29,824,371 at December 30, 1995. There were no dividends declared on the company's common stock for the three month period ended June 29, 1996.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first six months of 1996 and 1995 of 29,779,891 and 29,806,793, respectively.

NOTE 6 - The company's senior notes and revolving credit facility contain provisions regarding the company's financial performance and condition. At June 29, 1996, the company was in compliance with the covenants.










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














































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
June 29, 1996

Results of Operations
- ---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                   					 Three Months Ended   Six Months Ended
                                   					 ------------------   -----------------
                                   					 06/29/96  07/01/95   06/29/96 07/01/95
                                    				 --------  --------   -------- --------
Net Sales and Other Income                100.0%    100.0%     100.0%   100.0%
                                   					 --------  --------   -------- --------
Cost of Products Sold                      76.3      74.8       75.1     72.5
Depreciation                                4.1       4.8        4.9      5.7
Selling, General and Administrative        15.2      16.0       19.1     23.2
Interest                                    3.6       4.4        4.2      4.9
                                   					 --------  --------   -------- --------
Total Costs and Expenses                   99.2     100.0      103.3    106.3
                                   					 --------  --------   -------- --------
Income (Loss) Before Income Taxes and
 Extraordinary Loss on Early
 Extinguishment of Debt                     0.8      (0.0)      (3.3)    (6.3)
Provision for Income Taxes                  0.3      (0.0)      (1.2)    (2.4)
                                   					 --------  --------   -------- --------
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt            0.5      (0.0)      (2.1)    (3.9)
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296)                           -         -          -       (1.8)
                                   					 --------  --------   -------- --------
Net Income (Loss)                           0.5%     (0.0)%     (2.1)%   (5.7)%
                                   					 ========  ========   ======== ========

Note:  Certain items have been rounded to cause the columns to add to 100%.

Net sales and other income for the three months ended June 29, 1996, increased $17 million, or 14% from the second quarter of 1995. Licensed sports apparel and headwear sales increased 16% due to continued strength of the Logo Athletic(registered trademark) brand, which experienced a 27% sales increase over the second quarter of 1995. Activewear sales increased 14% primarily due
to increased sales volume.   Sales of Discus Athletic(registered trademark)
activewear increased 23% compared to the same period of the prior year to $18 million. Sales of jersey products were $29 million representing a 13% increase over the second quarter of 1995. The company's consolidated backlog at June 29, 1996 was $351 million versus $336 million at July 1, 1995, an increase of 4%.

For the six months to date net sales and other income increased $28 million, or 14% primarily due to the success of the company's branded products. Discus Athletic sales increased $6 million, or 21% while Logo Athletic sales increased $9 million or 37% for the first six months of 1996 compared to the same period of the prior year, respectively.



Cost of products sold as a percentage of sales increased to 76% for the second quarter of 1996 compared to 75% for the comparable second quarter of last year. For the comparative six-month periods cost as a percentage of sales increased from 73% in 1995 to 75% in 1996. Higher raw material costs due to increased raw cotton and polyester prices were the primary reason for the cost increase. The company expects its raw material costs to decline during the second half of the year.

Depreciation expense decreased $136,000, or 2% during the second quarter of 1996, and for the six months depreciation decreased $272,000, or 2%.

As a percentage of sales, selling, general and administrative expenses (S, G&A) were 15% for the second quarter of 1996 compared to 16% for the comparable
period of 1995.   The decrease was due to higher 1996 sales and management's continuing emphasis on cost reduction.  During the six-month period ending
June 29, 1996, S, G&A expenses as a percentage of sales decreased to 19% of sales from 23% for the comparable period of the prior year. The primary reasons for this decrease were higher sales and a one-time charge associated with expensing $5 million in deferred advertising costs during the first quarter of 1995 as required by the Accounting Standards Executive Committee's "Statement on Reporting Advertising Costs". This statement first became effective for the company at the beginning of the 1995 fiscal year. Excluding this one-time charge S, G&A expenses as a percentage of sales were 21% for the first six months of 1995.

Operating income increased during the second quarter to $6 million compared to $5 million for the comparable period of the prior year. This increase was due to the improved performance of the company's licensed apparel business.

Interest expense decreased 7% when compared to the second quarter of 1995, and 1% for the six months ended June 29, 1996, compared to the first six months of 1995, due to lower average rates. The nature of the company's primary businesses requires extensive seasonal borrowings to support its working
capital needs.   For the first six months of 1996 working capital borrowings averaged $118 million at an average rate of 6.9% compared to $113 million and 7.8%, respectively, for the comparable period of the prior year.

The effective rate for combined federal and state income taxes was 38% for the first six months of 1996 and 1995.

On July 30, 1996 the company announced the purchase of a dye and finish plant in Asheville, NC. The purchase of this plant will allow the company to increase its internal fleece and jersey production.

During the second half of 1996, management believes the company is well-positioned to benefit from improving activewear and licensed apparel financial performances driven by continued growth of its premium brands, Discus Athletic and Logo Athletic. In addition, the company's expectation of lower fiber prices and increased sales of its higher margin brands should result in improved second half gross margins. The company's annual financial performance is highly dependent on its seasonally strong second half when historically approximately 65% of its annual sales occur.






Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------
Net working capital at June 29, 1996, increased $19 million from year-end 1995 due primarily to higher inventories partially offset by lower accounts receivable. Net accounts receivable decreased $22 million from December 30, 1995, to June 29, 1996, due to the seasonality of activewear shipments. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to the December 30, 1995, inventories increased approximately $50 million, or 31%. The current ratio at June 29,
1996 was 6.7 compared to 7.8 at December 30, 1995.   The decrease in the
ratio from the beginning of the year was mainly due to higher accounts payable and accrued expenses.

Total long-term debt at June 29, 1996, included the senior notes totaling $110
million and $144 million outstanding under the revolver.   At the end of the
second quarter of 1996, the company was in compliance with all debt covenants.

On March 26, 1996 the company's Board of Directors authorized the purchase of up to 750,000 shares of the company's common stock. As of June 29, 1996 a total of 158,000 shares had been purchased. Stockholders' equity decreased
$6 million during the first six months of 1996 as a result of the net loss for the period of $5 million and repurchases of common stock totaling $1 million. Debt as a percentage of total capitalization was 59% compared to 60% at July 1, 1995. The company's long-term goal is to reduce debt as a percentage of total capitalization to 40%.

For the first six months of 1995 net cash used by operations was $13 million versus $39 million for the same period last year, an improvement of $26 million. The reduced need for operating cash was due to a smaller seasonal inventory increase than for the comparable period of the prior year. Cash used for capital asset additions decreased approximately $1 million in 1996 compared to the first six months of 1995. Cash provided by financing activities decreased $16 million from the first six months of 1995 primarily as a result of lower borrowing requirements for working capital. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1996.





















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



                            				TULTEX CORPORATION
                            				------------------
                            				(Registrant)



Date  August 12, 1996           /s/ C. W. Davies, Jr.
      ---------------           --------------------------------------
                            				C. W. Davies, Jr., President and Chief
                            				Executive Officer


Date  August 12, 1996           /s/ S. H Wood
      ---------------           ------------------------------------
                            				S. H. Wood, Vice President and Chief
                            				Financial Officer