Form 10-Q
period 1996-09-28
TULTEX CORP
filed 1996-11-12
CIK 100166

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                     			   Washington, D.C. 20549

                            				FORM    10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 28, 1996

                            				     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________
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

_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						 Yes     X        No
						     ---------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,326,571 shares of Common Stock, $1 par value, as of October 30, 1996
----------                         --                  ----------------












PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in
				      shares and per share data)
September 28, 1996 (and September 30, 1995)

                                   					Three Months Ended                        Nine Months Ended
                                   					---------------------------------------   ---------------------------------------
                                   					September 28, 1996   September 30, 1995   September 28, 1996   September 30, 1995
                                   					------------------   ------------------   ------------------   ------------------
Net Sales and Other Income              $         215,390    $         207,911    $         448,891    $         413,035


Costs and Expenses:
Cost of Products Sold                             157,706              156,340              333,170              305,173
Depreciation                                        4,793                5,777               16,168               17,424
Selling, General and Administrative
 (Note 6)                                          25,949               24,724               70,524               72,348
Interest                                            5,931                6,181               15,799               16,171
                                   					------------------   ------------------   ------------------   ------------------
Total Costs and Expenses                          194,379              193,022              435,661              411,116
                                   					------------------   ------------------   ------------------   ------------------
Income (Loss) Before Income Taxes and
Extraordinary Loss on Early
Extinguishment of Debt                             21,011               14,889               13,230                1,919
Provision for Income Taxes (Note 3)                 7,985                5,650                5,035                  729
                                   					------------------   ------------------   ------------------   ------------------
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt                   13,025                9,239                8,194                1,190
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296) (Note 7)                            -                    -                    -                 (3,746)
                                   					------------------   ------------------   ------------------   ------------------
Net Income (Loss)                                  13,025                9,239                8,194               (2,556)

Preferred Dividend Requirement (Note 4)              (284)                (284)                (851)                (851)

Balance Applicable to Common Stock      $          12,741    $           8,955    $           7,343    $          (3,407)
                                   					==================   ==================   ==================   ==================

Weighted Average Number of Common
 Shares Outstanding                            29,455,489           29,806,793           29,671,757           29,806,793
                                   					==================   ==================   ==================   ==================

Net Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary Loss
 on Early Extinguishment of Debt
 (Notes 4 and 5)                        $             .43    $             .30    $             .25    $             .02

Extraordinary Loss on Early
 Extinguishment of Debt (Note 7)                       -                    -                    -                  (.13)
                                    				------------------   ------------------   ------------------   ------------------
Net Income (Loss)                       $             .43    $             .30    $             .25    $            (.11)
                                   					==================   ==================   ==================   ==================

Dividends Per Common Share (Note 4)     $             .00    $             .00    $             .00    $             .00
                                   					==================   ==================   ==================   ==================



Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
September 28, 1996 (and December 30, 1995)

Assets                                  September 28, 1996   December 30, 1995
------                                  ------------------   -----------------
Current Assets:
Cash                                    $           4,080    $          1,981
Accounts Receivable - Net of
Allowances for Doubtful Accounts
 $4,553 (1996) and $4,227 (1995)                  184,404             142,732
Inventories (Note 2)                              182,532             157,946
Prepaid Expenses                                    8,634              12,498
				                                    	-----------------   -------------------
Total Current Assets                              379,650             315,157

Fixed Assets - Net Book Value                     134,211             129,002
Intangible Assets                                  24,638              25,550
Other Assets                                        9,890               6,090
                                   					------------------   -----------------
Total Assets                            $         548,389    $        475,799
                                   					==================   =================

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
Notes Payable to Banks                  $             -      $            -
Current Maturities of Long-Term Debt
 (Note 6)                                              23                 145
Accounts Payable                                   40,437              27,017
Federal and State Income Taxes Payable
 (Note 3)                                           4,179               1,281
Accrued Expenses                                   22,626              11,870
				                                   	------------------   -----------------
Total Current Liabilities                          67,265              40,313

Long-Term Debt, Less Current Maturities
 (Note 7)                                         269,022             227,540
Other Liabilities                                  17,414              18,889
                                   					------------------   -----------------
Stockholders'  Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                             198                 198
Series B, Cumulative Convertible
 Preferred Stock (Note 4)                          15,000              15,000
Common Stock (Note 4)                              29,395              29,824
Capital in Excess of Par Value                      3,701               5,347
Retained Earnings                                 147,360             140,099
                                   					------------------   -----------------
                                          						  195,654             190,468
Less Notes Receivable - Stockholders                  966               1,411
                                   					------------------   -----------------
Total Stockholders' Equity                        194,688             189,057
                                   					------------------   -----------------
Total Liabilities and Stockholders'
 Equity                                 $         548,389    $        475,799
                                    				=================    =================



Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Nine Months Ended September 28, 1996 (and September 30, 1995)

                                   					Nine Months Ended
                                   					---------------------------------------
                                   					September 28, 1996   September 30, 1995
Operations:                             ------------------   ------------------
Net Income  (Loss)  (Note 7)            $           8,194    $          (2,556)
Items not Requiring (Providing) Cash:
Depreciation                                       16,168               17,424
Amortization of  Intangible Assets                    912                  912
Deferred Income Taxes                                 -                    -
Unamortized Deferred Debt Issuance Costs              -                  3,109
Other Deferrals                                    (1,475)               1,630

Changes in Assets and Liabilities:
Accounts Receivable                               (41,672)             (39,183)
Inventories                                       (24,586)             (48,034)
Prepaid Expenses (Note 7)                           3,864                4,076
Accounts Payable and Accrued Expenses              24,176               19,810
Income Taxes Payable                                2,898               (3,752)
                                   					------------------   ------------------
Cash Provided (Used) by Operations                (11,521)             (46,564)
                                   					------------------   ------------------
Investing Activities:
Additions to Property, Plant and
 Equipment                                        (21,377)             (12,683)
Additions to Other Assets                          (3,800)                (241)
                                   					------------------   ------------------
Cash Provided (Used) by Investing
 Activities                                       (25,177)             (12,924)
                                   					------------------   ------------------
Financing Activities:
Issuance of Short-Term Borrowings                     -                  1,600
Issuance of Long-Term Debt                         41,500              172,052
Payments on  Long-Term Debt                          (140)            (111,164)
Cost of Debt Issuance                                 -                 (4,038)
Cash Dividends Paid (Note 4)                         (851)              (1,703)
Proceeds From  Stock Plans                            380                1,943
Purchase of Common Stock                           (2,092)                 -
                                   					------------------   ------------------
Cash Provided (Used) by Financing
 Activities                                        38,797               58,690
				                                   	------------------   ------------------
Net Increase (Decrease) in Cash                     2,099                 (798)

Cash at End of Prior Year                           1,981                5,776
                                   					------------------   ------------------
Cash at End of Period                   $           4,080    $           4,978
                                   					==================   ==================









TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 28, 1996

NOTE 1 - The accompanying consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. This balance sheet, statement of income and statement of cash flows have been prepared from the Company's records and are subject to audit and year-end adjustments.

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)

                     			September 28, 1996         December 30, 1995
                     			------------------         -----------------
Raw Materials           $          31,284          $         20,803
Supplies                            5,710                     6,208
Work-in-Process                    24,544                    17,645
Finished Goods                    120,994                   113,290
                     			------------------         -----------------
Total Inventory         $         182,532          $        157,946
                     			==================         =================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1996 and 1995). The stated quarterly dividend was declared on July 30, 1996, and paid on October 1, 1996.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding
(1996 and 1995).   The stated quarterly dividend  was declared on July 30, 1996, and paid on October 1, 1996.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,395,371 at September 28, 1996, and 29,824,371 at December 30, 1995. There were no dividends declared on the company's common stock for the three month period ended September 28, 1996.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first nine months of 1996 and 1995 of 29,671,757 and 29,806,793, respectively.

NOTE 6 - On January 1, 1995, the company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position on Reporting Advertising Costs ("Statement"). The adoption of the Statement increased selling, general and administrative expenses for the first nine months of 1995 as reported on the Statement of Operations by $4,970,000.


NOTE 7 - In March 1995, the company completed its public offering of $110 million principal amount of 10 5/8% Senior Notes due 2005 and entered into a senior credit facility with ten banks (the "Refinancing.") In connection with the Refinancing, the company wrote-off unamortized debt issue costs of $3,109,000 and incurred a prepayment penalty of $2,933,000. Such amounts, net of income taxes of $2,296,000, have been reflected in the accompanying Consolidated Financial Statements as an extraordinary loss on early extinguishment of debt.
























































Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
September  28, 1996

Results of Operations
---------------------
The following table presents the company's consolidated statement of operations items as a percentage of net sales.
                           				       Three Months Ended   Nine Months Ended
                           				       ------------------   ------------------
                           				       09/28/96  09/30/95   09/28/96  09/30/95
                           				       --------  --------   --------  --------
Net Sales and Other Income              100.0%    100.0%     100.0%    100.0%
Cost of Products Sold                    73.2      75.2       74.3      73.9
Depreciation                              2.2       2.8        3.6       4.2
Selling, General and Administrative      12.1      11.9       15.7      17.5
Interest                                  2.8       3.0        3.5       3.9
                           				       --------  --------   --------  --------
Total Costs and Expenses                 90.3      92.9       97.1      99.5
Income (Loss) Before Income Taxes
 and Extraordinary Loss on Early
 Extinguishment of Debt                   9.7       7.1        2.9        .5
Provision for Income Taxes                3.7       2.7        1.1        .2
                                      --------  --------   --------  --------
Income (Loss) Before Extraordinary
 Loss on Early Extinguishment of Debt     6.0       4.4        1.8        .3
Extraordinary Loss on Early
 Extinguishment of Debt (Net of Income
 Taxes of $2,296)                         -         -          -         (.9)
                           				       --------  --------   --------  --------
Net Income (Loss)                         6.0%      4.4%       1.8%      (.6)%
                           				       ========  ========   ========  ========

Note:  Certain items have been rounded to cause the columns to add to 100%.

Net sales and other income for the three months ended September 28, 1996, increased $7 million, or 4% from the third quarter of 1995. Licensed sports apparel and headwear sales increased 14% due to continued strength of the Logo Athletic(registered trademark) brand, which experienced a 17% sales increase over the third quarter of 1995. Activewear sales decreased 2% primarily due to lower fleece sales as compared to the prior year. Sales of jersey products were $26 million representing a 20% increase over the third quarter of 1995. The company's consolidated backlog at September 28, 1996 was $183 million versus $196 million at September 30, 1995, a decrease of 7%.

For the nine months to date net sales and other income increased $36 million, or 9%, primarily due to the success of the company's branded products. Discus Athletic sales increased $5 million, or 9%, while Logo Athletic sales increased $16 million, or 25%, for the first nine months of 1996 compared to the same period of the prior year.

Cost of products sold as a percentage of sales decreased to 73% for the third quarter of 1996 compared to 75% for the comparable third quarter of last year. Lower raw material costs due to reduced raw cotton and polyester prices were the primary reason for the decrease. For the comparative nine-month periods cost as a percentage of sales was 74% in both 1995 and 1996.




Depreciation expense decreased $984,000, or 17%, during the third quarter of 1996, and for the nine months depreciation decreased $1 million, or 7%. These decreases were due to assets being fully depreciated. The company expects depreciation expense to increase during the fourth quarter due to the recent purchase of a dye and finishing plant in Asheville, NC.

As a percentage of sales, selling, general and administrative expenses (S,G&A) were 12% for the third quarter of both 1996 and 1995. During the nine-month period ending September 28, 1996, S, G&A expenses as a percentage of sales decreased to 16% of sales from 18% for the comparable period of the prior year. The primary reason for this decrease was a one-time charge of expensing $5 million in deferred advertising costs during the first quarter of 1995 as required by the Accounting Standards Executive Committee's "Statement on Reporting Advertising Costs". This statement first became effective for the
company at the beginning of the 1995 fiscal year.   Excluding this one-time
charge S, G&A expenses as a percentage of sales were 16% for the first nine months of 1995.

Operating income increased during the third quarter to $27 million compared to $21 million for the comparable period of the prior year. This increase was primarily due to the improved performance of the company's licensed apparel business.

Interest expense decreased 4% when compared to the third quarter of 1995, and 2% for the nine months ended September 28, 1996, compared to the first nine months of 1995, due to lower average rates. The nature of the company's primary businesses requires extensive seasonal borrowings to support its
working capital needs.   For the first nine months of 1996 working capital
borrowings averaged $134 million at an average rate of 7.0% compared to $133 million and 7.6%, respectively, for the comparable period of the prior year.

The effective rate for combined federal and state income taxes was 38% for the first nine months of 1996 and 1995.

Management is cautiously optimistic about the prospects for an improved fourth quarter in 1996. This improvement is highly dependent on the strength of the retail industry and consumer spending for apparel during the fall holiday season. Historically approximately 65% of the company's annual sales occur during the seasonally strong second half.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Net working capital at September 28, 1996, increased $38 million from year-end 1995 due primarily to higher accounts receivable and inventories partially offset by higher accounts payable and accrued expenses. Net accounts receivable increased $42 million from December 30, 1995, to September 28, 1996,
due to the seasonality of the company's products.   Receivables normally peak
in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to December 30, 1995, inventories increased approximately $25 million, or 16%. The current ratio at September 28, 1996,
was 5.6 compared to 7.8 at December 30, 1995.   The decrease in the ratio from
the beginning of the year was mainly due to higher accounts payable and accrued expenses.




Total long-term debt at September 28, 1996, included the senior notes totaling $110 million and $159 million outstanding under the revolving credit facility. At the end of the third quarter of 1996, the company was in compliance with all debt covenants.

On March 26, 1996, the company's Board of Directors authorized the purchase of up to 750,000 shares of the company's common stock. On November 7, 1996 the company's Board of Directors authorized the purchase of an additional 250,000 shares. As of Ocdtober 31, 1996, a total of 497,800 shares had been purchased and retired. Stockholders' equity increased $6 million during the first nine months of 1996 as a result of net income for the period of $8 million partially offset by repurchases of common stock totaling $2 million. Debt as a percentage of total capitalization was 58% compared to 60% at September 30, 1995.

For the first nine months of 1996 net cash used by operations was $12 million versus $47 million for the same period last year, an improvement of $35 million. The reduced need for operating cash was due to a smaller seasonal inventory increase than for the comparable period of the prior year. Cash used for capital asset additions increased approximately $9 million in 1996 compared to the first nine months of 1995. Cash provided by financing activities decreased $20 million from the first nine months of 1995 primarily as a result of lower borrowing requirements for working capital. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1996.



































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



                                  				TULTEX CORPORATION
                                  				------------------
                                  				(Registrant)



Date November 11, 1996                /s/ C. W. Davies, Jr.
                                  				--------------------------------------
                                  				C. W. Davies, Jr., President and Chief
                                  				Executive Officer

Date November 11, 1996                /s/ S. H. Wood
                                  				------------------------------------------
                                  				Suzanne H. Wood,
                                  				Vice President and Chief Financial OfficeR