Form 10-K
period 1996-12-28
TULTEX CORP
filed 1997-03-28
CIK 100166

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 28, 1996
                            -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to
                            Commission file number  1-8016
                                                   -------

                              TULTEX CORPORATION
                              ------------------
            (Exact name of registrant as specified in its charter)

Virginia                                             54-0367896
-------------------------------                      ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia      24115
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code 540-632-2961
                                                  -------------
Securities registered pursuant to Section 12(b) of the Act:
      Title of each class                   Name of exchange on which registered
      -------------------                   ------------------------------------
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

Yes     X        No
       ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

$234,134,786 at March 7, 1997.
------------------------------

                     (APPLICABLE TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,464,071 shares of Common Stock, $1 par value, as of March 7, 1997
----------                         --                  -------------

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Those portions of the Annual Report to Stockholders for the fiscal year ended December 28, 1996 ("1996 Annual Report to Stockholders") incorporated herein by reference in Part II, Items 5, 6, 7 and 8; and
          Part IV, Item 14.

     2. Those portions of the Proxy Statement for the company's 1997 Annual Meeting of Stockholders ("1997 Proxy Statement") incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

ITEM 1. Business
----------------

GENERAL

The Company is one of the world's largest marketers and manufacturers of activewear and licensed sports apparel for consumers and sports enthusiasts. The Company's diverse product line includes fleeced sweats, jersey products (outerwear T-shirts), decorated jackets and caps. These products are sold un-der the Company's own brands led by the Discus Athletic and LogoAthletic pre-mium labels and under private labels, including Nike, Reebok and Pro Spirit. In addition, the Company has numerous professional and college sports licenses to market and manufacture embroidered and screen-printed products with team logos and designs under its Discus Athletic, LogoAthletic, Logo 7 and TrackGear brands. The Company is a licensee of professional sports apparel, holding licenses from the National Football League ("NFL"), Major League Base-ball ("MLB"), the National Basketball Association ("NBA"), the National Hockey League ("NHL") and the National Association for Stock Car Auto Racing ("NASCAR") to manufacture a full range of apparel for adults and children.

Historically, Tultex has been a producer of quality fleece products for sale to distributors and resale to consumers under private labels. However, in the 1980s, the activewear industry began to change. Increasing consumer demand re-flecting more active and casual lifestyles and the industry's historically good long-term growth prospects and low fashion risk as compared to other ap-parel products, attracted large, well-financed companies which acquired com-petitors of the Company. Simultaneously, larger mass merchandise retailers be-gan to exert pressure on margins for lower-priced fleece products.

In recent years, Tultex has successfully pursued a strategy to enhance its competitiveness and to capitalize on growth opportunities by becoming a con-sumer-oriented apparel maker able to compete in a changing industry. This strategy includes the following elements:

 . PROMOTING HIGHER-MARGIN PRODUCTS. The Company continues to strengthen its competitiveness through (i) the development of branded and private label, higher-quality and higher-margin products to supplement its traditionally strong position in the lower-priced segment of the business and (ii) since 1991, the manufacture of jersey products. The Company has developed its own brands, promoting Discus Athletic and LogoAthletic for its premium products and using the Tultex and Logo 7 labels for the value-oriented and wholesale segments of the market. Discus Athletic's highly visible advertising during televised broadcasts of college football and basketball on the ESPN and ABC television networks and sports marketing sponsorships, such as ProBeach Women's Volleyball, have contributed to significant annual increases in sales of this brand since 1992. In addition, Tultex has partnering arrange-ments to supply higher-quality, private label products to companies such as Reebok and Nike, none of which accounted for more than 10% of the Company's consolidated sales during 1996. Sales of the higher-margin branded and pre-mium private label products have grown from 13.8% of consolidated sales in 1993 to 37.6% in 1996.

 .  EXPANDING INTO LICENSED APPAREL BUSINESS TO COMPLEMENT ACTIVEWEAR
   BUSINESS. Tultex's 1992 acquisitions of LogoAthletic, a marketer of li-censed sports apparel, and LogoAthletic/Headwear, a marketer of sports li-censed headwear, contributed to the Company's achieving the third largest market share (11.8%) in the higher-margin licensed apparel business in 1995, and created opportunities for significant manufacturing and distribu-tion synergies with the Company's activewear business. The promotion of the LogoAthletic brand of licensed apparel through television and print adver-tising, as well as promotional arrangements featuring Dallas Cowboys' Troy Aikman, Miami Dolphins' Dan Marino, Denver Broncos' John Elway, Kansas City Chiefs' Marcus Allen and the Buffalo Bills' Bruce Smith, among others, has helped to increase the visibility and sales of LogoAthletic products.

 . STRENGTHENING CUSTOMER RELATIONSHIPS. Tultex actively pursues strong rela-tionships with department, sporting goods and other specialty stores, such as Sears, JC Penney, Modell's, Dillard's, Foot Locker, Champs and Sports Authority, to distribute its higher margin branded and private label prod-ucts. In addition, the Company continues to strengthen its relationships with high volume retailers such as Wal-Mart, Kmart and Target by supplying private label, Tultex and Logo 7 products. Tultex provides customers with exceptional service and support; as an example, its distribution capabili-ties are highly responsive to customers' changing delivery and inventory management requirements.

 . INCREASING EMPHASIS ON WHOLESALE DISTRIBUTION. In recent years, Tultex has placed increased emphasis on distribution channels, entering into a strate-gic relationship with T-Shirt City, Cincinnati, Ohio, a major distributor of fleecewear and jerseywear in the midwest, and agreeing to acquire California Shirt, a major jerseywear distributor in 11 western states and Hawaii. See " -Recent Development". The California Shirt transaction is expected to be completed in April, 1997.

 . VERTICALLY INTEGRATING. The Company's activewear business is vertically in-tegrated, spinning approximately 80-85% of the yarn it requires in three yarn plants located in North Carolina (the balance is purchased under yarn supply contracts) and knitting, dyeing and cutting fabric and sewing fin-ished goods in eight plants in Virginia and North Carolina and one plant in Jamaica. The Company's licensed apparel operations are conducted from one plant in Indiana, one plant in Massachusetts, and one plant in North Caroli-na.

The Company's strategy has improved its sales mix. While net sales increased 8.7% in fiscal 1996 over 1995, net sales of Discus Athletic activewear, LogoAthletic licensed apparel and premium private label products increased 23.7% to $239.3 million. Sales of jersey products were $112.4 million for the fiscal year ended December 28, 1996, representing 27.5% of the Company's activewear sales during such period compared to 24.0% for fiscal 1995.

RECENT DEVELOPMENT

On March 11, 1997, the Company agreed to acquire substantially all of the as-sets and assume the operating liabilities of California Shirt, a major jerseywear distributor headquartered in California with distribution operations in 11 western states and Hawaii. Prior to the transaction, California Shirt had been the Company's major distributor for sales to small retail outlets and screenprinters in California Shirt's distribution territory. In addition to distributing Tultex jerseywear, California Shirt distributes products manufac-tured by others under nationally recognized name brands. The acquisition is not expected to affect the availability of product from these manufacturers. This acquisition furthers the Company's strategy to become more vertically inte-grated from the manufacture of fleece and jerseywear to distributing consumer products to wholesale and screenprint customers. The acquisition will not re-quire a significant financial commitment and will be funded by internally gen-erated funds.

INDUSTRY

The Company produces activewear and licensed apparel and headwear for sale at a broad range of price points through all major distribution channels.

Activewear

The Company's activewear business consists of its fleecewear and jersey prod-ucts. All activewear industry and market share data included herein has been estimated by the Company based on data provided by Market Research Corporation of America, a leading provider of market information on the textile industry.

Fleecewear. The fleecewear industry, with retail sales of approximately $7.8 billion in 1995, has grown 1.7% in unit sales from 1990 to 1995. The predomi-nant fleecewear products are sweatshirts and bottoms.

The basic fleecewear industry is characterized by:

 . LOW FASHION RISK-although fashion detailing changes often, basic garment styles are not driven by trends or fads;

 . OVERALL STABILITY-despite cyclical fluctuations, industry sales volume is estimated to have remained relatively stable, growing from 680.0 million units in 1990 to 691.6 million units in 1995;

 . ENTRY BY WELL-FINANCED ACQUIRORS-new entrants have been attracted by the industry's long-term growth and have been able to make the large initial capital investments for manufacturing;

 . BARRIERS TO ENTRY-barriers include large required capital investments, and growing importance of brand-name recognition and established customer rela-tionships; and

 . LOW THREAT OF IMPORTS-the low labor portion of the cost of manufacturing fleecewear and the short delivery times required for inventory control by retail customers reduce the threat of competition from imports.

Sales of fleeced apparel experienced significant growth during the late 1970s and 1980s due to the increased pursuit of physical fitness and active life-styles and the related rise in popularity and acceptance of sweatshirts, jer-sey apparel and other types of athletic clothing as "streetwear." Moreover, fleecewear products have registered significant improvements in fabric weights, blends, quality of construction, size, style, and color availability over the past few years, which has contributed to this growth in demand. In particular, garments are sized larger and typically use heavier, more shrink-resistant fabrics. In addition, acrylic-dominant blends have been supplanted by polyester-dominant and cotton-dominant blends. Despite these upgrades in product specifications, retail prices have remained relatively flat in real terms due to improvements in manufacturing technology and competitive pres-sures.

Fleecewear exhibits a marked seasonality. For example, over the past three fiscal years, an average of 72.9% of the Company's fleecewear unit sales have occurred in the third and fourth quarters.

Jersey (Outerwear T-shirts). Unit retail sales of jersey products have grown 7.5% from 1990 to 1995 and in 1995 totaled $7.0 billion, or 871.9 million units. Like fleecewear, the industry characteristics of jersey apparel include low fashion risk and long-term growth. Imports are a greater threat as the weight/labor ratio and the freight costs involved are lower for jersey prod-ucts than for fleecewear; however, the ability to produce large volumes with short delivery times gives domestic manufacturers an advantage over import competition in both fleecewear and jersey apparel.

Industry Makeup and Retail Channels. In 1995, the five largest fleece manufac-turers together accounted for an estimated 29.9% of the branded market in the fleecewear industry, with Hanes Corporation, Russell Corporation, Fruit-of-the-Loom, Inc., Tultex and VF Corporation accounting for approximately 10.9%, 6.7%, 4.3%, 4.2% and 3.8% of wholesale industry sales, respectively. The re-tail jersey industry also is fragmented. In 1995, the 5 largest jersey manu-facturers together accounted for an estimated 18.1% of the branded market in the jersey industry, with Sara Lee Corporation, Fruit-of-the-Loom, Russell Corporation, VF Corporation and Tultex accounting for approximately 6.5%, 5.8%, 2.7%, 2.1% and 1.0% of wholesale industry sales, respectively. The activewear industry has been characterized since the 1980s by the acquisition of existing competitors by larger companies with substantial financial re-sources and manufacturing and distribution capabilities. These factors and the resulting price reductions and inventory build-ups have adversely affected participants in the activewear industry, including Tultex, particularly with respect to the fleecewear industry.

While fleeced apparel pricing has improved and inventory levels have recovered to more typical levels in the second half of 1996, there can be no assurance that these market conditions will continue. Fleecewear is distributed through department stores, chain stores and sporting goods stores, although mass mer-chandisers, wholesale clubs, and other discount retailers represent a dominant and growing percentage of the total fleecewear market.

Competitive Factors. The Company believes that price and quality are the pri-mary factors in consumer purchasing decisions. Brand name is often a proxy for quality; as a result, those companies with brand name recognition enjoy in-creased sales from this competitive advantage, as mass merchandisers, depart-ment store chains, and wholesale clubs are requiring more branded than private label activewear. Management believes that the market share of foreign compet-itors in the fleecewear and jersey industries is immaterial.

Licensed Apparel

Estimated wholesale sales of professional sports licensed apparel (including headwear) for 1995 were approximately $2.2 billion, according to Sports Style Magazine, an industry publication. In general, the Company believes that the prospects for its continued growth in this market are good, although growth is expected to be less rapid than in recent years due to increased competition. The Company also believes that the industry has recovered from the effect of labor disputes in basketball and continues to recover from the effect of the labor disputes in baseball and hockey. The continually changing fortunes of existing teams, together with the introduction of new franchises, has made the market extremely dynamic, as interest in each team fluctuates with its perfor-mance. Manufacturers, such as the Company, with the capacity to respond quickly to these changes with new products and designs, enjoy a competitive advantage over smaller competitors.

Industry Makeup and Retail Channels. The industry has expanded rapidly over the past five years, with the professional sports leagues granting large num-bers of licenses. With this proliferation of licenses, individual competitor's sales growth slowed, though the top companies continued to gain market share. After giving effect to industry consolidation, management estimates that at the end of 1995, the top four companies would have accounted for approximately 51.5% of the market, with Starter Corporation, VF Corporation, Tultex and Fruit-of-the-Loom accounting for approximately 17.3%, 13.1%, 11.8% and 9.3% of wholesale industry sales in 1995, respectively, according to Sports Style Magazine. Im-ports of finished goods purchased by retailers directly or through import com-panies do not represent a significant factor in the industry as a whole, since there are no foreign licensees. However, all of the larger domestic companies competing in the market do use significant off-shore sourcing of finished out-erwear goods. Licensed apparel products are generally sold through the same retail channels as activewear.

Competitive Factors. There are significant barriers to entering the licensed sports apparel industry and expanding such a business to significant size. Af-ter expanding the number of licensees rapidly in recent years, the licensing associations have begun to consolidate their relationships with existing manu-facturers and appear less likely to enter into licensing agreements with new entrants. New entrants would be required to devote considerable resources to developing their product mix and sales and distribution capabilities to com-pete effectively.

COMPANY PRODUCTS

Activewear ($408.2 million or 64.2% of 1996 consolidated sales)

The principal activewear products of the Company are fleeced knitwear items such as sweatshirts, jogging suits, hooded jackets, headwear and jersey ap-parel for work and casual wear. The Company manufactures apparel products principally under the Discus Athletic and Tultex brands. Products carrying the Discus Athletic name are marketed for sale to chains such as Foot Locker, de-partment stores such as Sears and sporting goods stores, while Tultex products are marketed for sale to mass merchandisers such as Wal-Mart and wholesale clubs such as Sam's. The Company also manufactures private-label products for sale under many labels, including Nike, Reebok and Pro Spirit.

Licensed Apparel and Headwear ($228.1 million or 35.8% of 1996 consolidated sales)

The Company's licensed products include jackets, sweats, T-shirts, baseball-style caps and other headwear, embroidered or imprinted with professional and college sports logos. These products are marketed under the LogoAthletic, Logo 7 and TrackGear brands. Under the LogoAthletic name, the Company offers premi-um-quality jackets, caps and other activewear, including NFL "Pro-Line" au-thentic sideline gear and NBA "Authentics" apparel. Tultex, through LogoAthletic, acquired Pro-Line status from the NFL in 1993, a flagship pro-gram entitling the Company to sell products identical to those worn on the sidelines by NFL players and coaches. Under the terms of the nonexclusive Pro-Line contract, the Company markets Pro-Line products at retail for all 30 NFL teams. The Company's NFL Pro-Line and NBA Authentics products prominently fea-ture the LogoAthletic name and trademark, which the Company believes are key elements in developing the LogoAthletic brand. See "-Licenses." Under the Logo 7 brand, the Company offers moderately-priced outerwear, fleecewear, T-shirts and caps with licensed designs and logos. The Company also sells popularly-priced licensed fleecewear, jersey apparel and headwear. Under the TrackGear brand, the Company offers items such as t-shirts, sweatshirts, windbreakers and hats featuring designs involving NASCAR drivers and cars.

CUSTOMERS; MARKETING AND SALES

Customers

The Company offers a diverse product line for sale at a full range of price points through all major distribution channels. Customers include chain stores, department stores, sporting goods specialty stores, and mass merchan-disers. The Company's higher-quality fleecewear and jersey products, such as the Discus Athletic and LogoAthletic brands, are sold primarily through de-partment and specialty stores and mail-order distribution channels rather than through mass merchandisers and wholesale clubs, thereby enabling Tultex to en-hance the image of these branded and private label products and achieve higher margins. The Tultex and Logo 7 brands are marketed through mass merchandisers and wholesale clubs that compete more on price than brand. The following chart details the distribution channels for the Company's branded products.

 ------------------------------------------------------------------------------
 BRANDS          PRODUCTS                      DISTRIBUTION CHANNELS
 --------------- ----------------------------  --------------------------------
 Discus Athletic Fleece and jersey activewear  Sporting goods specialty stores and chain stores (Sports
                                               Authority, Modell's), department
                                               store (Belk's) retail chains
                                               (Sears), international
                                               distributors and sales agencies
                                               (Nissan Trading)
 Tultex          Fleece and jersey activewear  Mass merchants (Kmart, Wal-
                                               Mart), retail chains (Montgomery
                                               Ward), regional discounters
                                               (Shopko), distributors and mass
                                               merchant screenprinters
                                               (California Shirt Sales, T-Shirt
                                               City, Brazos Sportswear, Jerry
                                               Leigh, Giant Merchandise,
                                               Wintergreen), wholesale clubs
                                               (Sam's)
 LogoAthletic    Licensed activewear,          Retail chains (JC Penney,
                 outerwear and headwear        Sears), sporting goods specialty
                                               stores (Champs, Foot Locker),
                                               department stores (Dillard's,
                                               Mercantile)
 Logo 7          Licensed activewear,          Mass merchants (Kmart),
                 outerwear and headwear        distributors (West Coast
                                               Novelties)
 TrackGear       Licensed activewear,          Retail chains, corporate
                 outerwear and headwear        accounts, and stockcar
                                               racetracks

Marketing and Sales

The Company has shifted its marketing strategy in recent years to focus on the development of its own brands and sales through distribution channels that sup-port higher margins. In particular, the Company has devoted significant re-sources to the promotion of its Discus Athletic and LogoAthletic brands.

In 1993, the Company began conducting advertising campaigns to promote its Dis-cus Athletic and LogoAthletic brands. The Discus Athletic advertising campaign emphasizes quality and the usefulness of the product for many sports. The Com-pany believes that this positioning effectively differentiates the Discus Ath-letic line from competing specialized lines with powerful brand associations. To reinforce the association of the brand with competitive athletics, Discus Athletic advertises on ESPN's college football and basketball programs, ABC's college basketball program and televised Atlantic Coast Conference and Big 10 basketball games. The Company believes these placements are particularly effec-tive in reaching college sports enthusiasts, an important part of the Company's target market.

The LogoAthletic campaign focuses on establishing the "authenticity" of LogoAthletic products. The Company believes that licensed apparel sales benefit substantially from the perception that products are the same as those worn by professional sports stars. LogoAthletic acquired NFL Pro-Line status in 1993. To provide visibility and reinforce this authenticity, the Company provided sideline garments and caps prominently featuring the LogoAthletic trademark for eight NFL teams in 1996, the Green Bay Packers, Indianapolis Colts, St. Louis Rams, Phoenix Cardinals, Tampa Bay Buccaneers, Buffalo Bills, Kansas City Chiefs and Houston Oilers, as well as for several NFL All-Pro players, such as the Dallas Cowboys' Troy Aikman, Denver Broncos' John Elway, Miami Dolphins' Dan Marino, Kansas City Chiefs' Marcus Allen and Buffalo Bills' Bruce Smith. The Company participates in the NBA Authentics program and provides ball-boy garments featuring the LogoAthletic trademark to the Boston Celtics, Denver Nuggets, Indiana Pacers, Orlando Magic and Toronto Raptors for use during games. The Company also has become recognized as a prominent designer and sup-plier of distinctive "locker room" caps bearing championship team logos and carrying the highly visible LogoAthletic trademark.

The Company paid $21.6 million and $17.7 million for advertising services in 1996 and 1995, respectively, and recognized $21.6 million and $22.7 million, respectively, in expense in those years. The advertising expense budget for 1997 is $28.7 million.

New product introductions are important to the Company's licensed apparel busi-ness and are undertaken to generate consumer excitement and demand. LogoAthletic's creative design team, in cooperation with key customers and li-censors, continually develops and introduces new products and styles. For exam-ple, the "shark's tooth" design featured on certain LogoAthletic caps and jack-ets has been extremely successful and is in high demand. The Company is able to react quickly to changing team for-tunes, designing new products to capitalize on shifts in popularity and deliv-ering those products to the market rapidly, sometimes in a matter of hours. During major professional and collegiate sporting events, such as the Super Bowl, the Company produces on-site decorated products with championship logos of the winning teams for immediate distribution and sale at the event.

The Company's marketing methods for other products are typical of producers of basic clothing products. Its merchandising department keeps abreast of current fashionable styles and colors. After internal reviews by manufacturing depart-ments, selected customers preview and comment upon prototype garments before the merchandising department determines those to be presented in sales cata-logs. Production is planned on orders received and anticipated customer orders for these garments.

As of December 28, 1996, Tultex operated a sales office in each of New York, Boston and Chicago and a Discus Athletic showroom in New York City. These of-fices are the primary points of contact for customers and coordinate sales, distribution of sales information, certain advertising, point-of-sale displays and customer service. The Company also employs seven independent sales repre-sentatives to market its Discus Athletic line in the fragmented sporting goods market. LogoAthletic's products are marketed through a sales force of approxi-mately 50 people, including employees and independent sales representatives. In 1996, the Company renewed its agreement with Nissan Trading Co., Ltd., a subsidiary of Nissan Motor Co., to market and sell the Company's products in Japan. This agreement has been extended through 1999. International sales in 1995 and 1996 were insignificant.

At December 28, 1996, Dominion Stores, Inc., a wholly-owned subsidiary, oper-ated 13 outlet stores in North Carolina, Virginia and West Virginia, which sell surplus Company apparel and apparel items of other manufacturers, 21 The Sweatshirt Company retail stores in 14 states, which primarily sell first-quality Company-made products and accessories and two LogoAthletic stores in Indiana which primarily sell surplus licensed apparel. Dominion Stores' total sales in fiscal 1996 were $16.4 million.

LICENSES

Most of the Company's licensed products are sold through LogoAthletic. The Company is a licensee of professional sports apparel, maintaining a full com-plement of licenses with all of the major North American professional sports leagues-the NFL, MLB, the NBA and the NHL-and the Collegiate Licensing Compa-ny. The Company also holds licenses for NASCAR. These licenses require the payment of royalties ranging from 8% to 15% of sales with guaranteed royalties of approximately $2.8 million in fiscal 1997. The Company's major licenses with the NBA, NHL and MLB expire in 1997 and in 1999 for the NFL. The Company anticipates that the licenses with the NBA, NHL and MLB expiring this year will be renewed on terms similar to those currently in effect.

The Company's ability to compete is dependent on its ability to obtain and re-new licenses, particularly those from the major professional sports leagues. The Company enjoys long-standing relationships with its major league licensees, having been awarded its first licenses with the NFL in 1971, with the NBA in 1977, with MLB in 1980 and with the NHL in 1988. The Company has no reason to believe that it will not be able to successfully renew these li-censes. While the Company has enjoyed long, successful and uninterrupted li-censing relationships with its professional and collegiate athletic licensors, if a significant license or licenses were not renewed or replaced, the Company's sales would likely be materially and adversely affected. In addi-tion, the Company's material licenses are non-exclusive and new or existing competitors may obtain similar licenses.

MANUFACTURING AND DISTRIBUTION

Because consumer value is a key competitive factor in the activewear industry, Tultex has focused on being a low-cost producer of quality goods. The Company pursues this goal through cost reduction measures, plant modernization and im-provement of garment characteristics, such as increasing the range of garment sizes, cloth weight, durability, style and comfort to meet consumer demands.

Implementation of modern information systems and inventory cost control mea-sures have allowed the closing or sale of several costlier, less efficient plants, including the Company's December 1994 sale of its yarn pro-duction plant in Rockingham, North Carolina. Savings are achieved through lower average production costs in the more modern facilities and higher capac-ity utilization in the remaining plants.

The Company's manufacturing process consists of: yarn production; fabric con-struction including knitting, dyeing and finishing operations; apparel manu-facturing including cutting and sewing operations; and, for garments with log-os, screenprint and embroidery operations. As a result of its modernization efforts, the Company believes that its manufacturing facilities are outfitted with some of the most efficient and technologically-advanced equipment in the industry.

During fiscal 1989 through fiscal 1996, the Company invested approximately $203 million to open new facilities, including sewing facilities in Roanoke, Virginia and Montego Bay, Jamaica (a leased facility), a dyeing facility in Asheville, North Carolina, and the highly automated customer service center in Martinsville, Virginia, and to modernize other facilities. Open-end spinning frames were acquired to increase yarn production and reduce costs, higher color quality and lower dyeing costs were achieved from the installation of new jet dyeing equipment, new dryers were added in the fabric finishing proc-ess, automated cutting machines were introduced, and new information systems were implemented.

Tultex's highly-automated customer service center, opened in 1991, has greatly expanded the Company's distribution capabilities. The customer service center allows the Company to package and ship its products according to the more de-tailed color, size and quantity specifications typically required by high-mar-gin retailers and department stores and has permitted consolidation of the Company's warehouses. The Company has improved its utilization of the customer service center and believes that its strategy of increasing sales of higher-margin retail products, which require more sophisticated packaging, will con-tinue to improve utilization of the customer service center. Additionally, management's continued focus on cost reduction, streamlining of operations and increased throughput has reduced activewear distribution costs as a percentage of sales from 13.3% in 1993 to 7.5% in 1996.

In spring 1992, LogoAthletic moved its operations to a newly-constructed, leased facility built to its specifications. This 650,000 square foot building allowed LogoAthletic to centralize operations, increase inventory control, im-prove material flow and will allow for future expansion.

Tultex manufactures yarn at three facilities located in North Carolina, which have a combined production capacity of 1.5 million pounds per week, utilizing modern, open-end spinning frames. For its knitting operations, Tultex operates approximately 500 modern high-speed, latch-needle circular knitting machines, which produce various types of fabrics. The Company believes its dyeing opera-tions are among the most modern and technologically efficient in the industry; dyeing operations are computer-controlled, allowing precise duplication of dyeing procedures to ensure "shade repeatability" and color-fast properties. The finishing operations employ mechanical squeezing and steaming equipment.

The Martinsville cutting facility uses advanced Bierrebi automatic continuous cutting machines with computer-controlled hydraulic die-cutting heads and "lay-up" machines and high-speed reciprocating knives. Sewing production at the Company's eight sewing facilities is organized on an assembly-line basis.

The Company has incorporated sophisticated systems into several key areas of the manufacturing process. The Company relies on a knitting ticket system to track and report the manufacturing process from yarn inventory through the knitting of individual rolls of fabric into greige cloth storage. From this point, the shop floor control module of the Cullinet manufacturing system mon-itors and reports the movement of each production lot through the operations of dyeing, finishing, cutting and sewing. Each sewing plant then electroni-cally transmits an advance shipping notice to the automated customer service center so the distribution planning module at the center can plan the arrival and storage/packing of the sewn garments. Frontier knitting monitor systems, cutting production systems, and sewing production systems use computer-based data collection on each knitting, cutting, and sewing machine to monitor ma-chine and operator efficiency, data that is useful for quality control, incen-tive-based payroll data, and production management information.

The Company decorates its unfinished licensed apparel products using screenprinting or embroidery at facilities in Indiana, Massachusetts and North Carolina. Automatic silkscreen machines and dryers are used for longer runs, and hand-operated presses are used for shorter or more complicated runs. Em-broidery is applied using high-speed, computerized stitching equipment.

The Company's order backlog at December 28, 1996 was approximately $113.7 mil-lion and at December 30, 1995 was approximately $184.0 million. Backlogs are computed from orders on hand at the last day of each fiscal period. The com-pany believes that due to the seasonality of the company's business and the just-in-time nature of much of the company's sales, order backlogs are not a reliable indicator of future sales volume.

RAW MATERIALS

The Company's principal raw materials for the production of activewear are cotton and polyester. Cotton content in fleecewear typically is 50% and in jersey apparel typically is 100%. The Company is producing increasing amounts of fleecewear containing 90-100% cotton. Fleecewear and jersey manufacturers are extremely sensitive to fluctuations in cotton and polyester prices as these materials represent approximately 30% of the manufacturing cost of the product. In addition, the Company is indirectly impacted by increasing costs of raw materials in its licensed apparel business because the Company pur-chases finished goods containing cotton and polyester and these higher raw ma-terials costs often are effectively passed on to the Company. In 1996, the Company's average price per pound of fiber (cotton and polyester) purchased was $0.75, compared with $0.83 in 1995. In 1997, Tultex expects to use approx-imately 50 million pounds of raw cotton and 25 million pounds of polyester staple in its manufacture of yarn for fleecewear and jersey apparel. Tultex makes advance purchases of raw cotton based on projected demand. The Company has contracted to purchase substantially all of its raw cotton needs for 1997 and has fixed the price on approximately 60% of its raw cotton needs. To the extent cotton prices increase before the Company fixes the price for the re-mainder of its raw cotton needs, the Company's results of operations could be adversely affected. Also in 1997, the Company expects to use an additional 25 million pounds of yarn which will be purchased.

TRADEMARKS

The Company promotes and relies upon its trademarks, including Discus Athlet-ic, LogoAthletic, Tultex, TrackGear and Logo 7, many of which are registered in the United States and foreign countries.

SEASONALITY

The Company's business is seasonal. The majority of fleecewear sales occur in the third and fourth quarters, coinciding with cooler weather and the playing seasons of popular professional and college sports. Jersey sales peak in the second and third quarters of the year, somewhat offsetting the seasonality of fleecewear sales.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, han-dling and disposal of a variety of substances and wastes used in or resulting from its operations, including, but not limited to, the Water Pollution Con-trol Act, as amended; the Clean Air Act, as amended; the Resource Conservation and Recovery Act, as amended; the Toxic Substances Control Act, as amended; and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

The Company returns dyeing wastes for treatment to the City of Martinsville, Virginia's municipal wastewater treatment systems operated pursuant to a per-mit issued by the state. In 1989, the city adopted a plan for removing the coloration, caused by the dye wastes, from the water by using polymer chemi-cals to combine with the extremely small particles of the dye to create a sludge-like substance that can be retrieved from the water at the city's wastewater treatment plant and disposed of as a non-hazardous waste in the city's landfill. To cover the cost to the city, the Company pays 50 to 80 cents per thousand gallons of water above regular water costs. The expendi-tures required do not have a material effect on the Company's earnings or com-petitive position.

The Company's operations also are governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish exposure lim-itations for cotton dust, formaldehyde, asbestos and noise, and regulate chem-ical and ergonomic hazards in the workplace.

The Company believes that it is in material compliance with the aforementioned laws and regulations and does not expect that future compliance will have a material adverse effect on its capital expenditures, earnings or competitive position in the foreseeable future. However, there can be no assurances that environmental and other legal requirements will not be-come more stringent in the future or that the Company will not incur signifi-cant costs in the future to comply with such requirements.

LITIGATION

The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse impact on its business or fi-nancial condition.

EMPLOYEES

The Company had approximately 6,600 employees at December 28, 1996, of which approximately 87% were paid hourly.

Hourly employees at the Company's Martinsville and South Boston, Virginia fa-cilities are represented by the Union of Needletrades, Industrial and Textile Employees (UNITE). The Company's labor contracts with the union, covering all hourly employees at the Martinsville and South Boston facilities, expire in 1998. As of December 28, 1996, the Company's hourly employees represented by the Union accounted for approximately 40.0% of the Company's total employees and approximately 45.9% of the Company's hourly employees. None of the Company's other employees are represented by a union. The following table sum-marizes the approximate number of employees in the Company's principal divi-sions at December 28, 1996.

                                             -------------------
                                              DECEMBER 28, 1996
                                             -------------------
      DIVISION                               SALARY HOURLY TOTAL
      ---------------                        ------ ------ -----
      Activewear                                715  5,041 5,756
      Licensed Apparel                           99    627   726
      Licensed Headwear                          30    106   136
                                                ---  ----- -----
        Total                                   844  5,77  6,618
                                                ===  ===== =====

ITEM 2. Properties

Almost all of the Company's principal physical facilities (other than those of LogoAthletic) are located in Virginia and North Carolina, within a 150-mile radius of the City of Martinsville. All buildings are well-maintained. The Company and its subsidiaries also lease sales offices and retail outlets in major cities from coast to coast. The location, approximate size and use of the Company's principal owned properties are summarized in the following ta-ble:

                  ------------------------------------------------------------
                     SQUARE
LOCATION            FOOTAGE USE
--------------    --------- --------------------------------------------------
Martinsville, VA  1,100,000 Manufacturing (apparel) and administrative offices
Koehler, VA          60,000 Warehousing
Martinsville, VA     70,000 Warehousing
South Boston, VA    130,000 Sewing (apparel)
Bastian, VA          53,500 Sewing (apparel)
Longhurst, NC       287,000 Manufacturing (yarn)
Roxboro, NC         110,000 Manufacturing (yarn)
Dobson, NC           38,000 Sewing (apparel)
Mayodan, NC         612,000 Manufacturing, warehousing and shipping
                            (yarn and apparel)
Vinton, VA           50,000 Sewing (apparel)
Martinsville, VA    502,200 Warehousing and shipping (apparel)
Mattapoisett, MA    116,250 Distribution (headwear)
Asheville, NC       106,650 Manufacturing (apparel)

The following table presents certain information relating to the Company's principal leased facilities:

                  ------------------------------------------------------------
                          LEASE         CURRENT
                   SQUARE EXPIRATION     ANNUAL
LOCATION          FOOTAGE DATE           RENTAL USE
----------------  ------- ---------- ---------- ------------------------------
Chilhowie, VA      40,015  8/31/97   $   46,200 Sewing (apparel)
Montego Bay, Ja-
 maica             28,422  Monthly      113,688 Sewing (apparel)
Montego Bay, Ja-
 maica             38,088  12/31/98     152,352 Sewing (apparel)
Martinsville, VA  300,000  6/1/98       684,000 Warehousing (apparel)


Martinsville, VA  300,000  6/1/98       594,000 Warehousing (apparel)
Indianapolis, IN  650,000  5/31/07    1,408,000 Distribution (licensed apparel)
Charlotte, NC      26,500  10/30/99      94,104 Distribution (licensed apparel)

Manufacturing equipment, substantially all of which is owned by the Company, includes carding, spinning and knitting machines, jet-dye machinery, dryers, cloth finishing machines, cutting and sewing equipment and automated storage/retrieval equipment. This machinery is modern and kept in good repair. The Company leases a fleet of trucks and tractor-trailers which are used for transportation of raw materials and for interplant transportation of semi-fin-ished and finished products.

The Company's facilities and its manufacturing equipment are considered ade-quate for its immediate needs.

Item 3.   Legal Proceedings.
-------   ------------------

None.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

None.

PART II
-------

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.
-------   ---------------------------------------------------------------------

As of February 28, 1997 there were 2,566 record holders of the Company's common stock. Other information required by Item 5 of Form 10-K appears under the heading "Common Stock Prices and Dividend Information" on page 23 and in "Note 6" of "Notes to Financial Statements" on page 11 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
-------   ------------------------

The information required by Item 6 of Form 10-K appears on page 22 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations.
----------------------

The information required by Item 7 of Form 10-K appears on pages 20 and 21 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 4, 1997, appearing on pages 6 through 19 of the company's 1996 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosure.
---------------------

None.

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

With respect to the directors of the company, the information required by Item 10 of Form 10-K appears on pages 3 through 5 of the company's 1997 Proxy Statement and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the company.

Executive Officers of the Company


Name                         Office                                          Age
--------------------------------------------------------------------------------

John  M. Franck              Chairman of the Board of Directors               44

Charles W. Davies, Jr.       President and Chief Executive Officer            48

O. Randolph Rollins          Executive Vice President and General Counsel     54

Walter  J. Caruba            Vice President - Marketing and Sales             49

Anthony J. Pichirallo        Vice President - Wholesale Marketing             38

W.  Jack Gardner, Jr.        Vice President - Domestic Operations             53

B. Alvin Ratliff             Vice President  - Resources                      51

John J. Smith                Vice President  -  Distribution/Logistics and    54
                             Systems

Suzanne H. Wood              Vice President and Chief Financial Officer       37

Jeffrey F. Kies              Corporate Controller                             40

Kathy H. Rogers              Secretary                                        38

John M. Franck, Chairman of the Board of Directors, was Chairman of the Board of Directors and Chief Executive Officer from January 1991 to January 1995, and served as President and Chief Operating Officer from November 1988 to January
1991.   Mr. Franck is a director of Piedmont Trust Bank, Martinsville, Virginia.

Charles W. Davies, Jr., President and Chief Executive Officer of the Company since January 1995, was President and Chief Operating Officer from January 1991 to January 1995, and Executive Vice President from December 1989 to January 1991. From February 1988 through November 1989, he was President and Chief Executive Officer of Signal Apparel Company in Chattanooga, Tennessee. From March 1986 to February 1988, Mr. Davies was President of Little Cotton Manufacturing Company in Wadesboro, North Carolina, and from December 1984 through February 1986 was Senior Vice President of Fieldcrest-Cannon in Kannapolis, North Carolina.

O. Randolph Rollins became Executive Vice President and General Counsel in October 1994. From 1995 to 1996 he was Chief Financial Officer. Prior thereto, Mr. Rollins was a partner with the law firm of

McGuire, Woods, Battle & Boothe, Richmond, Virginia, from 1973 to 1990 and from January 1994 to October 1994. From 1990 to January 1994, Mr. Rollins served in the Cabinet of Virginia's Governor L. Douglas Wilder, first as Deputy Secretary of Public Safety and from 1992 through January 14, 1994 as Secretary of Public Safety of the Commonwealth of Virginia. Mr. Rollins is the brother-in-law of John M. Franck.

Walter J. Caruba became Vice President - Marketing and Sales in September 1992. He served as Vice President - Distribution between October 1990 and September 1992. He served as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

Anthony J. Pichirallo became Vice President - Wholesale Marketing in February 1997. He served as General Manager - Wholesale from July 1991 until that time.

W. Jack Gardner, Jr. became Vice President - Domestic Operations in September 1994 and served as General Manager - Fabric Manufacturing from January 1988 until that time.

B. Alvin Ratliff became Vice President - Resources in March 1995. He previously served as Vice President and Service/Quality Coordinator from February 1994 until March 1995 after serving as Vice President - Operations since December 1984.

John J. Smith became Vice President - Distribution/Logistics and Systems in September 1992. Prior thereto, he served as Vice President - Sales and Marketing since December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager - Information Systems & Services between December 1985 and May 1987.

Suzanne H. Wood became Vice President and Chief Financial Officer in February 1996. Prior to that appointment, Ms. Wood was Corporate Controller. In the 10 years prior to joining the company, in 1993, she was employed by Price Waterhouse LLP, most recently as Audit Senior Manager.

Jeffrey F. Kies became Corporate Controller in August 1996. Prior to joining the company, he was employed by R. J. Reynolds Tobacco Co. as Senior Financial Manager.

Kathy H. Rogers became Secretary in January 1996. She also continues as Director - Corporate Communications, a position she has held since September 1992. She was Manager - Employee Communications between May 1989 and September 1992.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

Item 11.   Executive Compensation.
--------   -----------------------

The information required by Item 11 of Form 10-K appears on pages 6 through 7 and pages 9 through 11 of the company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

The information required by Item 12 of Form 10-K appears on page 1 and 2 of the company's 1997 Proxy

Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

The information required by Item 13 of Form 10-K appears on page 5 of the company's 1997 Proxy Statement and is incorporated herein by reference.

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------

     (a)  The following documents are filed as part of this report:


     (1)  Financial Statements:                                                 Page in Annual Report*
          ---------------------                                                 ---------------------
          Report of Independent Accountants                                     19
          Balance Sheet at December 28, 1996 and
            December 30, 1995                                                   6
          Statement of Income for each of the three years in the
            period ended December 28, 1996                                      7
          Statement of Changes in Stockholders' Equity for each of
            the three years in the period ended December 28, 1996               8
          Statement of Cash Flows for each of the three years in the
            period ended December 28, 1996                                      9
          Notes to Financial Statements                                         10 - 18
     (2)  Financial Statement Schedule:                                         Page in Form 10-K
          -----------------------------                                         -----------------
          Report of Independent Accountants on Financial
            Statement Schedule:                                                 F-1
          Consolidated Financial Statement Schedule for each of the
          three years in the period ended December 28, 1996:
          II-Valuation and Qualifying Accounts and Reserves                     F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
*Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

 (3)  Exhibits
      --------
      3.1 Restated Articles of Incorporation (filed as Exhibit 3.1 to the company's Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)
      3.2 Articles of Amendment to the Restated Articles of Incorporation (filed as Exhibit 3 to the company's 8-K dated January 31, 1992 and incorporated herein by reference)
      3.3 By-laws of Tultex Corporation (filed as Exhibit 3.3 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
      3.4 Articles of Incorporation of AKOM Ltd. (filed as Exhibit 3.4 to the company's Amendment No.

       1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.5    By-laws of AKOM, Ltd. (filed as Exhibit 3.5 to the company's Amendment
       No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.6 Articles of Incorporation of Dominion Stores, Inc. (filed as Exhibit 3.6 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.7    By-laws of Dominion Stores, Inc. (filed as Exhibit 3.7 to the company's
       Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.8    Articles of Incorporation of Tultex International, Inc. (filed as Exhibit
       3.8 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.9 By-laws of Tultex International, Inc. (filed as Exhibit 3.9 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.10 Articles of Incorporation of Logo 7, Inc. (filed as Exhibit 3.10 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.11   By-laws of Logo 7, Inc. (filed as Exhibit 3.11 to the company's Amendment
       No. 1 to Form
3.12   Articles of Incorporation of Universal Industries, Inc. (filed as Exhibit
       3.12 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.13 By-laws of Universal Industries, Inc. (filed as Exhibit 3.13 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.14 Articles of Incorporation of Tultex Canada, Inc. (filed as Exhibit 3.14 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.15   By-laws of Tultex Canada, Inc. (filed as Exhibit 3.15 to the company's
       Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.16 Articles of Incorporation of SweatJet, Inc. (filed as Exhibit 3.16 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.17   By-laws of SweatJet, Inc. (filed as Exhibit 3.17 to the company's
       Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
3.18   Articles of Incorporation of TrackGear, Inc. (filed herewith)
3.19   By-laws of TrackGear, Inc. (filed herewith)
4.1    Indenture among Tultex Corporation, the Guarantors and First Union
       National Bank of Virginia, as Trustee, relating to the Senior Notes dated
       March 23, 1995 (filed as Exhibit 4.1 to the company's Amendment No. 1 to
       Form S-1 dated March 17, 1995 and incorporated herein by reference)
4.2    Senior Note (included in Exhibit 4.1 as filed with the company's
       Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
4.3    Subsidiary Guarantee (included in Exhibit 4.1 as filed with the company's
       Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)

10.1    Tultex Corporation 1987 Stock Option Plan (filed as Exhibit B to the company's Definitive Proxy Statement dated and mailed January 15, 1988 and incorporated herein by reference)
10.2    Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed February 14, 1991 and incorporated herein by reference)
10.3    Supplemental Retirement Plan (filed as an exhibit to the company's Form
        10-K for the fiscal year ended December 30, 1990 and incorporated herein by reference)
10.4    Tultex Corporation Salaried Employees' Common Stock Purchase Plan,
        dated February 11, 1994 (filed as Exhibit 4.5 to the company's
        Registration Statement Form S-8 dated February 11, 1994 and incorporated herein by reference)
10.5    Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 company's
        Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference)
10.6    Standstill Agreement, dated as of January 31, 1992, among Tultex
        Corporation, Logo 7, Inc. (Ind.), Melvin Simon and Herbert Simon (filed as Exhibit 10(b) to the company's Form 8-K dated January 31, 1992 and incorporated herein by reference)
10.7    Credit Agreement for $225 million credit facility, dated March 23, 1995
        (filed as Exhibit 10.7 to the company's Form 10-K for the year ended
        December 30, 1995 and incorporated herein by reference)
11      The computation of earnings per share can be clearly determined from the financial statements of the Company contained in the Annual Report to Stockholders
13      The company's 1996 Annual Report to Stockholders (filed herewith)
21      Subsidiaries of the company (filed herewith)
23      Consent of Price Waterhouse LLP (filed herewith)
99      The company's 1997 Proxy Statement dated March 21, 1997

(b)     Reports of Form 8-K
        -------------------

      No reports on Form 8-K were filed for the quarter ended December 28 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tultex Corporation
                                   (Registrant)

                                   /s/ Charles W. Davies, Jr.
                                   --------------------------
                                   By: Charles W. Davies, Jr., President and CEO
                                   Date:  March 26, 1997
                                   ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1997               /s/ Charles W. Davies, Jr.
--------------               -------------------------------
                             Charles W. Davies, Jr., President, CEO &
                             Director (Principal Executive Officer)

March 26, 1997               /s/ Suzanne H. Wood
--------------               -------------------
                             Suzanne H. Wood,Vice President and Chief
                             Financial Officer (Principal Financial Officer)

March 26, 1997               /s/ Jeffrey F. Kies
--------------               -------------------
                             Jeffrey F. Kies, Corporate Controller (Principal
                             Accounting Officer)

March 26, 1997               /s/ John M. Franck
--------------               ------------------
                             John M. Franck, Director (Chairman)

March 26, 1997               /s/ Seth P. Bernstein
--------------               ---------------------
                             Seth P. Bernstein, Director

March 26, 1997               /s/ Irving M. Groves, Jr.
--------------               -------------------------
                             Irving M. Groves, Jr., Director

March 26, 1997               /s/ Lathan M. Ewers
--------------               -------------------
                             Lathan M. Ewers, Director

March 26, 1997               /s/  H. Richard Hunnicutt, Jr.
--------------               ------------------------------
                             Harold R. Hunnicutt, Jr., Director

March 26, 1997               /s/ F. Kenneth Iverson
--------------               ----------------------
                             F. Kenneth Iverson, Director

March 26, 1997               /s/ Bruce M. Jacobson
--------------               ---------------------
                             Bruce M. Jacobson, Director

March 26, 1997               /s/ Richard M. Simmons
--------------               ----------------------
                             Richard M. Simmons, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Board of Directors of
Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated February 4, 1997 appearing on page 19 of the 1996 Annual Report to Stockholders of Tultex Corporation, (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in the accompanying index of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
February 4, 1997

TULTEX CORPORATION                                               SCHEDULE II
------------------                                               ------------
VALUATION AND QUALIFYING ACCOUNTS                                CONSOLIDATED
---------------------------------                                ------------
AND RESERVES
------------

(In thousands of dollars)

                                                    Balance at       Additions                         Balance
                                                    beginning        charged to                        at end
Reserve for doubtful accounts                       of period        operations       Reductions(1)    of period
-----------------------------                      ------------     ------------     --------------   ------------
For the fifty-two weeks
 ended December 31, 1994
                                                   $    2,374        $    3,935        $   (4,194)     $    2,115
                                                   ===========       ==========        ==========      ==========
For the fifty-two weeks
 ended December 30, 1995
                                                   $    2,115        $    7,061        $   (4,949)     $    4,227
                                                   ===========       ==========        ==========      ==========
For the fifty-two weeks
 ended December 28, 1996
                                                   $    4,227        $    3,707        $   (4,172)     $    3,762
                                                   ===========       ==========        ==========      ==========

(1)  Amounts represent write-off of uncollectible receivable balances.

                                 Exhibit Index
                                 -------------


   3.18     Articles of Incorporation of TrackGear, Inc.

   3.19     By-laws of TrackGear, Inc.

   13       The company's 1996 Annual Report to Stockholders

   21       Subsidiaries of the Company

   23       Consent of Price Waterhouse LLP

   99       The company's 1997 Proxy Statement