Form 10-Q
period 1997-04-05
TULTEX CORP
filed 1997-05-20
CIK 100166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM    10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 5, 1997
                                 -------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________ to __________
                          Commission file number    1-8016

                              TULTEX    CORPORATION
                              ----------------------
             (Exact name of registrant as specified in its charter)

Virginia                              54-0367896
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia    24115
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   540-632-2961
                                                     ------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X        No
                                           --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,086,180 shares of Common Stock, $1 par value, as of May 13, 1997
----------                         --                  ------------










PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in shares and per share data)
April 5, 1997 (and March 30, 1996)


                                      Three Months Ended
                                      -----------------------------
                                      April 5, 1997   March 30,1996
                                      -------------   -------------

Net Sales and Other Income            $    99,630    $     95,303
                                      ------------   -------------
Costs and Expenses:
Cost of Products Sold                      73,881          70,019
Depreciation                                5,092           5,736
Selling, General and Administrative        22,156          23,595
Interest                                    5,453           4,854
                                      ------------   -------------
Total Costs and Expenses                  106,582         104,204

Income (Loss) Before Income  Taxes         (6,952)         (8,901)
Benefit (Provision) for Income Taxes
 (Note 3)                                   2,717           3,381
                                      ------------   -------------
Net Income (Loss)                          (5,520)         (4,235)

Preferred Dividend Requirement
 (Note 4)                                    (284)           (284)
                                      ------------   -------------

Balance Applicable to Common Stock    $    (4,519)   $     (5,804)
                                      ============   =============

Weighted Average Number of Common
 Shares Outstanding                     29,384,201      29,824,261
                                      ============   =============

Net Income (Loss) Per Common Share    $      (.15)   $       (.19)
                                      ============   =============

Dividends Per Common Share
 (Note 4)                             $        .00   $         .00
                                      ============   =============













Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
April 5, 1997 (and December 28, 1996)


Assets                                        April 5, 1997   December 28, 1996
------                                        -------------   -----------------
Current Assets:
Cash                                          $        945    $          1,654
Accounts Receivable - Net of Allowances for
 Doubtful Accounts $3,104 (1997) and
 $3,762 (1996)                                     108,417             160,107
Inventories (Note 2)                               197,948             162,283
Prepaid Expenses                                     8,129               7,877
                                              -------------   -----------------
Total Current Assets                               315,439             331,921

Fixed Assets - Net                                 143,838             136,426
Intangible Assets                                   24,029              24,333
Other Assets                                        10,422               8,100
                                              -------------   -----------------
Total Assets                                  $    493,728    $        500,780
                                              =============   =================
Liabilities and Stockholders' Equity
Current Liabilities:
Notes Payable to Banks                        $      7,525    $          5,628
Current Maturities of Long-Term Debt                   423                 424
Accounts Payable                                    28,489              33,981
Federal and State Income Taxes
 Payable (Note 3)                                   (3,406)              1,684
Accrued Expenses                                    15,969              14,713
                                              -------------   -----------------
Total Current Liabilities                           49,000              56,430

Long-Term Debt, Less Current Maturities            228,861             223,616
Other Liabilities                                   16,125              17,806

Stockholders'  Equity:
Five Percent Cumulative Preferred Stock
 (Note 4)                                              198                 198
Series B, Cumulative Convertible
 Preferred Stock (Note 4)                           15,000              15,000
Common Stock (Note 4)                               29,504              29,334
Capital in Excess of Par Value                       4,057               3,416
Retained Earnings                                  151,339             155,663
                                              -------------   -----------------
                                                   200,098             203,611
Less Notes Receivable - Stockholders                   356                 683
                                              -------------   -----------------
Total Stockholders' Equity                         199,742             202,928
                                              -------------   -----------------
Total Liabilities and Stockholders' Equity    $    493,728    $        500,780
                                              =============   =================







Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Three Months Ended April 5, 1997 (and March 30, 1996)

                                              Three Months Ended
                                              ------------------------------
                                              April 5, 1997   March 30, 1996
                                              -------------   --------------
Operations:
Net Income  (Loss)                            $     (4,235)   $      (5,520)
Items not Requiring (Providing) Cash:
Depreciation                                         5,092            5,736
Amortization of Intangible Assets                      304              304
Deferred Income Taxes                                   -                -
Other Deferrals                                     (1,681)          (1,837)

Changes in Assets and Liabilities:
Accounts Receivable                                 51,690           47,181
Inventories                                        (35,665)         (31,680)
Prepaid Expenses                                      (252)           3,966
Accounts Payable and Accrued Expenses               (3,952)           9,239
Income Taxes Payable                                (5,090)          (5,090)
                                              -------------   --------------
Cash Provided (Used) by Operations                   6,211           22,299
                                              -------------   --------------
Investing Activities:
Additions to Property, Plant and Equipment         (12,504)          (4,999)
Additions to Other Assets                           (2,322)          (3,920)
                                              -------------   --------------
Cash Provided (Used) by Investing Activities       (14,826)          (8,919)

Financing Activities:
Issuance of Short-Term Borrowings                    1,897               -
Issuance of Long-Term Debt                           5,250               -
Payments on  Long-Term Debt                             (6)          (13,059)
Cash Dividends (Note 4)                               (568)             (284)
Proceeds From  Stock Plans                           1,581                60
Purchase of Common Stock                              (248)              (23)
                                              -------------   ---------------
Cash Provided (Used) by Financing Activities         7,906           (13,306)
                                              -------------   ---------------
Net Increase (Decrease) in Cash                       (709)               74

Cash at End of Prior Year                            1,654             1,981
                                              -------------   ---------------
Cash at End of Period                         $        945    $        2,055
                                              =============   ===============













TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
April 5, 1997

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

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)

                   April 5, 1997      December 28, 1996
                   -------------      -----------------
Raw Materials             30,181                 31,253
Supplies                   6,463                  6,297
Goods-in-Process          25,856                 21,464
Finished Goods           135,448                103,269
                   -------------      -----------------
 Total Inventory   $     197,948      $         162,283
                   =============      =================

NOTE 3 - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1997and 1996). The stated quarterly dividend was declared on February 4, 1997, and paid on April 1, 1997.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized, issued and outstanding (1997 and 1996). The stated quarterly dividend was declared on February 4, 1997, and paid on April 1, 1997.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,503,571 at April 5, 1997, and 29,333,571 at December 28, 1996. There were no dividends declared on the company's common stock for the three month period ended April 5, 1997.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first three months of 1997 and 1996 of 29,384,201 and 29,824,261, respectively.













Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
April 5, 1997

Results of Operations
---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                      Three Months Ended
                                      ----------------------
                                      04/05/97      03/30/96
                                      --------      --------
Net Sales and Other Income             100.0%        100.0%
Cost of Products Sold                   74.2          73.4
Depreciation                             5.1           6.0
Selling, General and Administrative     22.2          24.8
Interest                                 5.5           5.1
                                      --------      --------
Total Costs and Expenses               107.0         109.3
Income (Loss) Before Income Taxes       (7.0)         (9.3)
Benefit (Provision) for Income Taxes     2.7           3.5
                                      --------      --------
Net Income (Loss)                       (4.3)%        (5.8)%
                                      ========      ========

Note:  Certain items have been rounded to cause the columns to add to 100%.

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the company's current expectations and there can be no assurances that the company's actual future performance will meet such expectations. Potential risks and uncertainties include such factors as the financial strength of the retail industry, the level of consumer spending on apparel, and the competitive pricing environment within the apparel industry. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.

Net sales and other income for the three months ended April 5, 1997, increased $4.3 million, or 4.5%, from the first quarter of 1996. Activewear sales of $57.6 million represent an increase of $3.0 million, or 5.4%, as compared to the first quarter of 1996. Licensed apparel sales of $42.0 million in the first quarter of 1997 represent an increase of $1.4 million, or 3.3%, as compared to the first three months of 1996. During the first quarter of 1997, sales of higher margin branded and premium private label products increased 10.1%, compared to the same period of the prior year. Sales of jersey products were $31.5 million representing a 5.0% increase over the first quarter of 1996.

Cost of products sold as a percentage of sales increased to 74.2% for the first quarter of 1997 compared to 73.4% for the comparable first quarter of last year. The decrease in margin as a percentage of sales reflects the shift in product mix toward jersey products which typically carry a lower margin than the company's fleece products.

Depreciation expense decreased $644,000, or 11.2%, during the first quarter of 1997. This decrease was the result of certain assets becoming fully depreciated during 1996. The company invested $12.5 million in fixed assets during the first three months of 1997.

Selling, general and administrative expenses (S, G&A) decreased $1.4 million for the first quarter of 1997 compared to the same period of 1996. The primary reason for this decrease was a $1.3 million reduction in advertising expense for the first quarter of 1997 compared to the same period of 1996. As a percentage of sales, S,G&A expenses were 22.2% compared to 24.8% for the first three months of 1996.

Interest expense as a percentage of sales increased from 5.1% for the first quarter of 1996 to 5.5% for the comparable period of 1997. Interest expense increased from $4.9 million for the first quarter of 1996 to $5.5 million for the first three months of 1997 due to higher average borrowings. The nature of the company's business requires extensive seasonal borrowings to support its working capital needs. For the first three months of 1997 working capital borrowings averaged $115.2 million at an average rate of 7.0% compared to $105.7 million and 7.0%, respectively, for the comparable period of the prior year.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for the first three months of 1997 and 38% for the comparable period of 1996.

On April 16, 1997, the company acquired California Shirt Sales, Inc., an apparel distributor in 11 western states and Hawaii. This acquisition complements the company's strategy of becoming more marketing and distribution oriented and takes advantage of distribution efficiencies for products from non-US sources. Acquisition consideration comprised a combination of the company's common stock and subordinated indebtedness, and assumption and repayment of bank indebtedness.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Net working capital at April 5, 1997, decreased $9.1 million from year-end 1996 due primarily to lower accounts receivable partially offset by higher inventories. Net accounts receivable decreased $51.7 million from December 28, 1996, to April 5, 1997, due to the seasonality of the company's products. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to December 28, 1996, inventories increased $35.7 million, or 22.0%.

The current ratio at April 5, 1997 was 6.4 compared to 5.9 at December 28, 1996. The increase in the ratio from the beginning of the year was mainly due to lower accounts payable.

Total long-term debt at April 5, 1997 included the senior notes totaling $110 million and $118.9 million outstanding under the revolving credit facility. At the end of the first quarter of 1997, the company was in compliance with all debt covenants.

On April 15, 1997 the company sold $75 million of 9 5/8% Senior Notes due 2007. Proceeds from the sale of the Senior Notes will be used to repay existing indebtedness and redeem $7,500,000 of the Series B, $7.50 cumulative convertible preferred stock. The company is renegotiating the terms of its revolving credit facility with a group of banks headed by NationsBank, N. A. The terms of the new facility are substantially equivalent to those of the current revolving credit facility, except that the maximum borrowing amount under the new facility will be $187 million, compared with $225 million under the old facility. Reduction of the borrowing limit reflects the sale of $75 million Senior Notes.

On March 20, 1996, the company's Board of Directors authorized the purchase of up to 750,000 shares of the company's common stock. On October 29, 1996 the company's Board of Directors authorized the purchase of an additional 250,000 shares. As of April 5, 1997, a total of 534,800 shares had been purchased and retired. Stockholders' equity decreased $3.2 million during the first three months of 1997 as a result of net loss for the period of $4.2 million, dividends of $284,000 and stock repurchases of $248,000 partially offset by proceeds from stock plans of $1.6 million. Debt as a percentage of total capitalization was 54.2% compared to 53.9% at March 30, 1996.

On April 28, 1997, the company called for mandatory redemption 75,000 shares of the 150,000 outstanding shares of its $7.50 Series B, $100 stated value Preferred Stock at a redemption price (including accrued but unpaid dividends) of $103.75 per share.

For the first three months of 1997 net cash provided by operations was $6.2 million versus $22.3 million for the same period last year. The reduction in operating cash was due to a decrease of $4.0 million in accounts payable and accrued expenses compared to an increase of $9.2 million for the comparable period of the prior year. Cash used for capital asset additions increased $7.5 million in 1997 compared to the first three months of 1996. Cash provided by financing activities increased $21.5 million from the first three months of 1997 primarily as a result of higher seasonal borrowing requirements. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1997.

New Accounting Standard
-----------------------
In February 1997, the Financial Accounting Standards Board (the "Board") adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("FAS 128"), which replaces the presentation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS, respectively. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

The company must adopt this Statement in the fourth quarter of 1997. Pro forma basic and diluted EPS were both $(.15) for the quarter ended April 5, 1997 and $(.19) for the quarter ended March 30, 1996.


















TULTEX CORPORATION
PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders On April 29, 1997 at the company's Annual Meeting of Stockholders held in Martinsville, VA there were two matters submitted to a vote of security holders.

1. A Board of Directors, consisting of eight persons, was elected for the ensuing year.

2. The Board of Directors appointment of Price Waterhouse LLP, independent accountants, as auditors for fiscal 1997 was ratified.

The actual vote count for these matters is summarized below.

Board of Directors:

                                             Authority              Broker
    Director                    For          Withheld    Abstain    Non-Votes
    -------------------------   ----------   ---------   --------   ---------
    Charles W. Davies, Jr.      24,284,976         0      375,162       0
    Lathan M. Ewers, Jr.        24,363,906         0      296,232       0
    John M. Franck              24,354,766         0      305,372       0
    Seth P. Bernstein           24,364,265         0      295,873       0
    H. Richard Hunnicutt, Jr.   24,320,801         0      339,337       0
    F. Kenneth Iverson          24,364,356         0      295,782       0
    Bruce M. Jacobson           24,363,906         0      296,232       0
    Richard M. Simmons          24,344,106         0      315,582       0

Auditors:

                                             Authority              Broker
    Independent Accountant      For          Withheld    Abstain    Non-Votes
    ----------------------      ----------   ---------   --------   ---------
    Price Waterhouse LLP        24,481,094     9,140      169,904       0


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



                                   TULTEX CORPORATION
                                   ------------------
                                   (Registrant)



Date May 20, 1997                  /s/ C. W. Davies, Jr.
     ------------                  --------------------------------------
                                   C. W. Davies, Jr., President and Chief
                                   Executive Officer


Date May 20, 1997                  /s/ S. H. Wood
     ------------                  ------------------------------------------
                                   Suzanne H. Wood,
                                   Vice President and Chief Financial Officer