Form 10-Q
period 1997-07-05
TULTEX CORP
filed 1997-08-19
CIK 100166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM    10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 5, 1997
                                 ------------
                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     X        No
                                                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,885,688 shares of Common Stock, $1 par value, as of August 9, 1997
----------                         --                  --------------











PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited -
$000's omitted except in shares and per share data)
July 5, 1997 (and June 29, 1996)

                               Three Months Ended             Six Months Ended
                               ----------------------------   ---------------------------
                               July 5, 1997   June 29, 1996   July 5, 1997   June 29,1996
                               ------------   -------------   ------------   ------------
Net Sales and Other Income     $   148,117    $    138,198    $   247,747    $   233,501
                               ------------   -------------   ------------   ------------
Costs and Expenses:
Cost of Products Sold              115,171         105,445        189,052        175,464
Depreciation                         5,092           5,639         10,184         11,375
Selling, General and                19,562          20,980         41,718         44,575
 Administrative
Interest                             6,889           5,014         12,342          9,868
                               ------------   -------------   ------------   ------------
Total Costs and Expenses           146,714         137,078        253,296        241,282
                               ------------   --------------  ------------   ------------
Income (Loss) Before Income          1,403           1,120         (5,549)        (7,781)
 Taxes
Benefit (Provision) for               (553)           (431)         2,164          2,950
 Income Taxes (Note 3)         ------------   -------------   ------------   -------------

Net Income (Loss)                      850             689         (3,385)         (4,831)

Preferred Dividend                    (237)           (284)          (521)           (567)
 Requirement (Note 4)          ------------   -------------   ------------   -------------

Balance Applicable to Common
 Stock                          $      613    $        405    $    (3,906)   $     (5,398)
                               ============   =============   ============   =============

Weighted Average Number of       29,978,823      29,735,522     29,679,919      29,779,891
 Common Shares Outstanding     ============   =============   ============   =============

Net Income (Loss) Per Common
 Share                         $       .02    $        .01    $      (.13)   $       (.18)
                               ============   =============   ============   =============

Dividends Per Common Share
 (Note 4)                      $       .00    $        .00    $       .00    $        .00
                               ============   =============   ============   =============











Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
July 5, 1997 (and December 28, 1996)


Assets                                       July 5, 1997   December 28, 1996
------                                       ------------   -----------------
Current Assets:
Cash                                         $     3,431    $          1,654
Accounts Receivable - Net of
 Allowances for Doubtful
 Accounts $5,324 (1997) and
 $3,762 (1996)                                   132,333             160,107
Inventories (Note 2)                             258,032             162,283
Prepaid Expenses                                  10,022               7,877
                                             ------------   -----------------
Total Current Assets                             403,818             331,921

Fixed Assets - Net                               145,893             136,426
Intangible Assets (Note 6)                        44,880              24,333
Other Assets                                      10,032               8,100
                                             ------------   -----------------
Total Assets                                 $   604,623    $        500,780
                                             ============   =================
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
Notes Payable to Banks                       $     5,118    $          5,628
Current Maturities of Long-Term
 Debt                                                 19                 424
Accounts Payable                                  40,674              33,981
Federal and State Income Taxes                    (2,980)              1,684
 Payable (Note 3)
Accrued Expenses                                  15,476              14,713
                                             ------------   -----------------
Total Current Liabilities                         58,307              56,430

Long-Term Debt, Less Current
 Maturities                                      332,962             223,616
Other Liabilities                                 16,947              17,806

Stockholders'  Equity:
Five Percent Cumulative Preferred                    198                 198
 Stock (Note 4)
Series B, Cumulative Convertible                   7,500              15,000
 Preferred Stock (Note 4)
Common Stock (Note 4)                             30,015              29,334
Capital in Excess of Par Value                     7,574               3,416
Retained Earnings                                151,501             155,663
                                             ------------   -----------------
                                                 196,788             203,611
Less Notes Receivable - Stockholders                 381                 683
                                             ------------   -----------------
Total Stockholders' Equity                       196,407             202,928
                                             ------------   -----------------
Total Liabilities and
 Stockholders' Equity                        $   604,623    $        500,780
                                             ============   =================

Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited -
$000's omitted) Six Months Ended July 5, 1997 (and June 29, 1996)


                                             Six Months Ended
                                             ----------------------------
                                             July 5, 1997   June 29, 1996
                                             ------------   -------------
Operations:
Net Income  (Loss)                           $    (3,385)   $     (4,831)
Items not Requiring (Providing) Cash:
Depreciation                                      10,184          11,375
Amortization of Intangible Assets                    608             608
Deferred Income Taxes                                -               -
Other Deferrals                                     (859)         (1,583)

Changes in Assets and Liabilities:
Accounts Receivable                               42,789          21,913
Inventories                                      (58,521)        (49,582)
Prepaid Expenses                                  (2,035)          2,524
Accounts Payable and Accrued Expenses             (8,557)         11,220
Income Taxes Payable                              (4,714)         (4,831)
                                             ------------   -------------
Cash Provided (Used) by Operations               (24,490)        (13,187)
                                             ------------   -------------
Investing Activities:
Additions to Property, Plant and                 (18,692)         (8,596)
 Equipment
Business Acquisitions (Note 6)                   (57,694)            -
Additions to Other Assets                         (1,687)         (3,755)
                                             ------------   -------------
Cash Provided (Used) by Investing                (78,073)        (12,351)
 Activities                                  ------------   -------------

Financing Activities:
Issuance (Payment) of Short-Term
 Borrowings                                         (628)          5,000
Issuance of Long-Term Debt                        89,405             -
Issuance (Payment) of Revolving                   19,200          26,500
Credit Facility Borrowings
 Payments on  Long-Term Debt                        (500)           (108)
Cash Dividends (Note 4)                             (521)           (567)
Proceeds From  Stock Plans                         1,964             222
Purchase of Preferred Stock                       (7,688)            -
Issuance of Common Stock                           4,225             -
Purchase of Common Stock                          (1,117)            (779)
                                             ------------   --------------

Cash Provided (Used) by Financing                104,340           30,268
 Activities                                  ------------   --------------

Net Increase (Decrease) in Cash                    1,777            4,730

Cash at End of Prior Year                          1,654            1,981
                                             ------------   --------------
Cash at End of Period                        $     3,431    $       6,711
                                             ============   ==============


TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
July 5, 1997

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

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)

                      July 5, 1997       December 28, 1996
                      ------------       -----------------
Raw Materials         $     31,768                  31,253
Supplies                    10,701                   6,297
Goods-in-Process            27,785                  21,464
Finished Goods             187,778                 103,269
                      ------------       -----------------
  Total Inventory     $    258,032       $         162,283
                      ============       =================

NOTE 3 - Income taxes are provided based upon income reported for financial reporting purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding 1,975 shares (1997and 1996). The stated quarterly dividend was declared on April 29, 1997, and paid on July 1, 1997.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized. The entire 150,000 shares were issued and outstanding during 1996. On May 30, 1997 the company redeemed 75,000 of the 150,000 shares at a redemption price (including accrued but unpaid dividends) of $103.75 per share. The stated quarterly dividend on the remaining 75,000 shares was declared on April 29, 1997, and paid on July 1, 1997.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 30,014,788 at July 5, 1997, and 29,333,571 at December 28, 1996. There were no dividends declared on the company's common stock for the three month period ended July 5, 1997.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first six months of 1997 and 1996 of 29,679,919 and 29,779,891, respectively.

NOTE 6 - On April 16, 1997, the company acquired California Shirt Sales, Inc., ("CSS") an apparel distributor in 11 western states and Hawaii. The company purchased substantially all assets and assumed certain liabilities totaling $58.8 million. The acquisition was recorded using the purchase method of accounting. Acquisition consideration was comprised of 554,098 shares of the company's common stock valued at $4.2 million based on a price of $7.625 per share, cash payment of $7.0 million, subordinated indebtedness issued for $14.4 million, and the assumption of liabilities totaling $33.2 million. The purchase price has been allocated to the acquired assets and liabilities based on their fair values resulting in goodwill of $12.1 million to be amortized over 25 years. The historical recorded values of CSS assets and liabilities were not materially different from their fair values. The operating results of CSS have been included in the consolidated statements of income from the date of acquisition. The following pro forma unaudited consolidated operating results of the company and CSS have been prepared as if the acquisition had been made at the beginning of the periods presented and include pro forma adjustments to reflect intercompany transactions, amortization of goodwill and transaction financing, as well as the income tax effect of these items.

                 (In thousands, except per share data)
                 Three Months Ended(Unaudited)   Six Months Ended(Unaudited)
                 -----------------------------   ----------------------------
                 July 5, 1997   June 29, 1996    July 5, 1997   June 29, 1996
                 -----------   -------------    ------------   -------------
Net Sales        $    149,552         158,659         269,267         273,895
Net Income       $        829             528          (3,695)         (5,914)
Net Income
 per Share       $        .02             .01            (.14)           (.21)

The pro forma results are not necessarily indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

On May 6, 1997, the company acquired T-Shirt City, Inc., ("TSC") an apparel distributor in the Midwestern United States. The company purchased substantially all assets and assumed liabilities totaling $16.6 million, and the transaction was recorded using the purchase method. Acquisition consideration included a cash payment of $1.8 million and the assumption of liabilities totaling $14.8 million. The purchase price has been allocated to the acquired assets and liabilities based on their fair values resulting in goodwill of $9.1 million to be amortized over 25 years. The historical recorded values of TSC assets and liabilities were not materially different from their fair values. The pro forma effect of this acquisition has not been presented because amounts would not differ materially from actual results.























Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results
 of Operations
July 5, 1997

Results of Operations
---------------------
This Quarterly Report on Form 10-Q may contain certain forward-looking statements reflecting the company's expectations. Although the company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurances that such expectations would prove to have been correct. Important factors that could cause actual results to differ materially from the company's expectations include the financial strength of the retail industry, the level of consumer spending on apparel, the competitive pricing environment within the apparel industry, the company's substantial leverage and the restrictive covenants in its borrowing documents, fluctations in the price of cotton and polyester used by the company in the manufacture of its products, and the seasonality and cyclicality of the fleecewear and licensed apparel industries. Such statements are provided in accordance with the safe harbor provisions of the Private Litigation Reform Act of 1995. Investors should consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                Three Months Ended    Six Months Ended
                                -------------------   -------------------
                                07/05/97   06/29/96   07/05/97   06/29/96
                                --------   --------   --------   --------
Net Sales and Other Income       100.0%     100.0%     100.0%     100.0%
Cost of Products Sold             77.8       76.3       76.3       75.1
Depreciation                       3.4        4.1        4.1        4.9
Selling, General and              13.2       15.2       16.8       19.1
 Administrative
Interest                           4.7        3.6        5.0        4.2
                                --------   --------   --------   --------
Total Costs and Expenses          99.1       99.2      102.2      103.3
                                --------   --------   --------   --------
Income (Loss) Before Income
 Taxes                             0.9        0.8       (2.2)      (3.3)
Benefit (Provision) for
 Income Taxes                     (0.3)      (0.3)        .8        1.2
                                --------   --------   --------   --------
Net Income (Loss)                  0.6%       0.5%      (1.4)%     (2.1)%
                                ========   ========   ========   ========

Note:  Certain items have been rounded to cause the columns to add to 100%.

Net sales and other income for the three months ended July 5, 1997 increased $9.9 million, or 7.2%, from the second quarter of 1996. Activewear sales of $113.1 million represent an increase of $16.2 million, or 16.7%, as compared to the second quarter of 1996. The activewear increase was due to the inclusion of sales for California Shirt Sales and T-Shirt City which were acquired during the second quarter of 1997. Licensed apparel sales of $35.0 million in the second quarter of 1997 represent a decrease of $6.3 million, or 15.2%, as compared to the same period of the prior year. The licensed apparel sales decrease resulted from Olympic sales during the second quarter of 1996 and some softness in sales of Major League Baseball and National Basketball Association products during 1997.

For the six months to date, net sales and other income increased $14.2 million, or 6.1%, due to a 12.6% increase in activewear sales, partially offset by a 6.0% decrease in licensed apparel sales. The activewear sales increase was primarily due to the acquisitions of CSS and TSC.

Cost of products sold as a percentage of sales increased to 77.8% for the second quarter of 1997 compared to 76.3% for the comparable second quarter of last year. For the comparative six-month periods, cost as a percentage of sales increased from 75.1% to 76.3% in 1997. The decrease in margin as a percentage of sales reflects lower licensed apparel sales as a percentage of consolidated sales. Licensed apparel sales typically carry a higher gross margin than the company's activewear products. In addition, the company's distributor acquisitions, which sell primarily jersey products, also generate lower margins than the company's other businesses.

Depreciation expense decreased $547,000, or 9.7%, during the second quarter of 1997, and for the six months depreciation decreased $1.2 million, or 10.5%. This decrease was the result of certain assets becoming fully depreciated during 1996. The company invested $18.7 million in fixed assets during the first six months of 1997.

Selling, general and administrative expenses ("S,G&A") decreased $1.4 million for the second quarter of 1997 compared to the same period of 1996. As a percentage of sales, S,G&A expenses were 13.2% compared to 15.2% for the second quarter of 1996. The decrease as a percentage of sales was due to cost reduction initiatives, lower advertising expenses and the distributor acquisitions which typically have lower S, G&A expenses than the company's other businesses. During the six month period ended July 5, 1997, S, G&A expenses were $41.7 million, or 16.8% of sales, compared to $44.6 million, or 19.1% of sales, for the comparable period of the prior year. The primary reason for this decrease was a $1.8 million reduction in advertising expenses for the first six months of 1997 compared to the same period of 1996. The company's cost reduction initiatives and lower licensed apparel royalty expenses also contributed to the decrease.

Interest expense as a percentage of sales increased from 3.6%, or $5.0 million, for the second quarter of 1996 to 4.7%, or $6.9 million, for the comparable period of 1997. The 1997 increase is due to higher average borrowings and higher average borrowing rates. The nature of the company's business requires extensive seasonal borrowings to support its working capital needs. For the first six months of 1997, working capital borrowings averaged $113.6 million at an average rate of 7.3% compared to $118.0 million and 6.9%, respectively, for the comparable period of the prior year.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for the first six months of 1997 and 38% for the comparable period of 1996.

On April 16, 1997, the company acquired California Shirt Sales, Inc., an apparel distributor in 11 western states and Hawaii. Acquisition consideration comprised a combination of the company's common stock and subordinated indebtedness, and assumption of bank indebtedness. On May 6, 1997, the company acquired T-Shirt City, Inc., an apparel distributor in the Midwestern United States. These acquisitions complement the company's strategy of becoming more marketing and distribution oriented and take advantage of distribution efficiencies.

On May 28, 1997, the company announced that Discus Athletic(Registered trademark) and LogoAthletic(Registered trademark) will be the official outfitters at Disney's Wide World of Sports complex in Florida. Participation by these brands will include event sponsorships as well as media exposure, on-site presence and promotions.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Net working capital at July 5, 1997 increased $70.0 million from year-end 1996 due primarily to higher inventories partially offset by lower accounts receivable. Net accounts receivable decreased $27.8 million from December 28, 1996 to July 5, 1997 due to the seasonality of the company's products. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to December 28, 1996, inventories increased $95.7 million, or 59.0%. The distributor acquisitions accounted for $43.8 million, or 17.0% of this increase.

The current ratio at July 5, 1997 was 6.9 compared to 5.9 at December 28, 1996. The increase in the ratio from the beginning of the year was mainly due to higher inventories partially offset by lower accounts receivable.

On April 15, 1997, the company sold $75 million of 9 5/8% Senior Notes due 2007. Proceeds from the sale of the Senior Notes were used to repay existing indebtedness and redeem $7,500,000 of the Series B, $7.50 cumulative convertible preferred stock. On May 15, 1997, the company entered into a three-year $187 million revolving credit facility which replaced its existing three year facility due to expire in 1998. The terms of the new facility are substantially equivalent to those of the former revolving credit facility, except that the maximum borrowing amount under the new facility is $187 million, compared with $225 million under the old facility. Reduction of the borrowing limit reflects the sale of $75 million Senior Notes.

Total long-term debt at July 5, 1997 included the senior notes totaling $185 million and $132.8 million outstanding under the revolving credit facility. At the end of the second quarter of 1997, the company was in compliance with all debt covenants.

On May 30, 1997, the company redeemed 75,000 shares of the 150,000 outstanding shares of its $7.50 Series B, $100 stated value Preferred Stock at a redemption price (including accrued but unpaid dividends) of $103.75 per share.

On June 29, 1997 the company's Board of Directors authorized the purchase of an additional 1 million shares increasing the total authorized shares for the program dated Masrch 20, 1996 to 2 million shares. As of July 5, 1997, a total of 668,100 shares had been purchased and retired. Stockholders' equity decreased $6.5 million during the first six months of 1997 as a result of the preferred stock redemption of $7.7 million, the net loss for the period of $3.4 million, preferred dividends of $521,000 and stock repurchases of $1.1 million partially offset by common shares issued of $4.2 million and proceeds from stock plans of $2.0 million. Debt as a percentage of total capitalization was 63.3% compared to 58.6% at June 29, 1996.

For the first six months of 1997, net cash used by operations was $24.5 million versus $13.2 million for the same period last year. Cash used for capital asset additions increased $10.1 million in 1997 compared to the first six months of 1996. Cash provided by financing activities increased $74.1 million from the first six months of 1997 primarily as a result of higher seasonal borrowing requirements and the distributor acquisitions. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1997.

New Accounting Standards
------------------------
In February 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("FAS 128"), which replaces the presentation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS, respectively. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

The company must adopt this Statement in the fourth quarter of 1997. Pro forma basic and diluted EPS were both $.02 for the quarter ended July 5, 1997 and $.01 for the quarter ended June 29, 1996. Pro forma basic and diluted EPS were both $(.13) for the six months ended July 5, 1997and $(.18) for the six months ended June 29, 1996.

In June 1997, the Board issued FAS 130, "Reporting Comprehensive Income". This Statement requires that changes in the amounts of comprehensive income items, which are currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements.
The common components of other comprehensive income would include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains or losses on available-for-sale securities. The Statement does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

This Statement is effective for the company in fiscal 1998; however, management has not yet completed its assessment of the manner in which comprehensive income might be displayed.

In June 1997, the Board issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement will change the way the company reports information about segments of their business in their annual financial statements and require the company to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement requires the company disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

This Statement is effective for the company in fiscal 1998; however, management has not yet completed its assessment of how this statement impacts existing segment disclosure.












TULTEX CORPORATION
PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       10.8   Credit Agreement for $187 million credit facility, dated
              May 18, 1997.

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



                                      TULTEX CORPORATION
                                      ------------------
                                      (Registrant)



Date August 19, 1997                  /s/ C. W. Davies, Jr.
                                      ---------------------
                                      C. W. Davies, Jr., President and Chief
                                      Executive Officer

Date August 19, 1997                  /s/ S. H. Wood
                                      --------------
                                      Suzanne H. Wood,
                                      Vice President and Chief Financial Officer