Form 10-Q
period 1997-10-04
TULTEX CORP
filed 1997-11-18
CIK 100166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM    10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 4, 1997
                                 ---------------

                                OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                Commission file number    1-8016
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

29,879,356 shares of Common Stock, $1 par value, as of November 8, 1997





PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in shares and per share data)
October 4, 1997 (and September 28, 1996)

                                                Three Months Ended                   Nine Months Ended
                                                ----------------------------------   -----------------------------------
                                                October 4,1997   September 28,1996   October 4,1997   September 28, 1996
                                                --------------   -----------------   --------------   ------------------
Net Sales and Other Income                      $     229,725    $        215,390    $     477,472    $         448,891
                                                --------------   -----------------   --------------   ------------------
Costs and Expenses:
Cost of Products Sold                                 178,560             157,706          367,612               333,170
Depreciation                                            4,851               4,793           15,035                16,168
Selling, General and Administrative                    26,973              25,949           68,691                70,524
Interest                                                7,853               5,931           20,195                15,799
                                                --------------   -----------------   --------------   -------------------
Total Costs and Expenses                              218,237             194,379          471,533               435,661
                                                --------------   -----------------   --------------   -------------------
Income (Loss) Before Income Taxes                      11,488              21,011            5,939                13,230
Benefit (Provision) for Income Taxes (Note 3)          (4,479)             (7,986)          (2,315)               (5,036)
                                                --------------   -----------------   --------------   -------------------
Net Income (Loss)                                       7,009              13,025            3,624                 8,194
Preferred Dividend Requirement (Note 4)                  (143)               (284)            (664)                 (851)
                                                --------------   -----------------   --------------   -------------------

Balance Applicable to Common Stock              $       6,866    $         12,741    $       2,960    $            7,343
                                                ==============   =================   ==============   ===================
Weighted Average Number of Common Shares
 Outstanding                                       29,904,382          29,455,489       29,752,870            29,671,757
                                                ==============   =================   ==============   ===================

Net Income (Loss) Per Common Share              $         .23    $            .43    $         .10    $              .25
                                                ==============   =================   ==============   ===================

Dividends Per Common Share (Note 4)             $         .00    $            .00    $         .00    $              .00
                                                ==============   =================   ==============   ===================
















Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
October 4, 1997 (and December 28, 1996)


Assets                                       October 4, 1997   December 28, 1996
------                                       ---------------   -----------------
Current Assets:
Cash                                         $        1,964    $          1,654
Accounts Receivable - Net of Allowances
 for Doubtful Accounts-$4,431 (1997) and
 $3,762 (1996)                                      189,749             160,107
Inventories (Note 2)                                226,940             162,283
Prepaid Expenses                                     11,292               7,877
                                             ---------------   -----------------
Total Current Assets                         $      429,945    $        331,921
                                             ===============   =================

Fixed Assets - Net                                  145,272             136,426
Intangible Assets (Note 6)                           44,385              24,333
Other Assets                                         11,851               8,100
                                             ---------------   -----------------
Total Assets                                        631,453             500,780
                                             ===============   =================
Liabilities and Stockholders' Equity
Current Liabilities:
Notes Payable to Banks                       $        5,000    $          5,628
Current Maturities of Long-Term Debt                    525                 424
Accounts Payable                                     44,612              33,981
Federal and State Income Taxes Payable                1,331               1,684
 (Note 3)
Accrued Expenses                                     17,395              14,713
                                             ---------------   -----------------
Total Current Liabilities                            68,863              56,430

Long-Term Debt, Less Current Maturities             342,640             223,616
Other Liabilities                                    17,344              17,806

Stockholders'  Equity:
Five Percent Cumulative Preferred Stock                 198                 198
 (Note 4)
Series B, Cumulative Convertible Preferred
 Stock (Note 4)                                       7,500              15,000
Common Stock (Note 4)                                29,879              29,334
Capital in Excess of Par Value                        6,893               3,416
Retained Earnings                                   158,408             155,663
                                             ---------------   -----------------
Less Notes Receivable - Stockholders                   (272)               (683)
                                             ---------------   -----------------
Total Stockholders' Equity                          202,606             202,928
                                             ---------------   -----------------
Total Liabilities and Stockholders' Equity   $      631,453    $        500,780
                                             ===============   =================







Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Nine Months Ended October 4, 1997 (and September 28, 1996)


                                            Nine Months Ended
                                            ------------------------------------
                                            October 4, 1997   September 28, 1996
                                            ---------------   ------------------
Operations:
Net Income  (Loss)                          $        3,624    $           8,194
Items not Requiring (Providing) Cash:
Depreciation                                        15,035               16,168
Amortization of  Intangible Assets                   1,241                  912
Deferred Income Taxes                                  -                    -
Other Deferrals                                       (462)              (1,475)

Changes in Assets and Liabilities:
Accounts Receivable                                (14,627)             (41,672)
Inventories                                        (27,429)             (24,586)
Prepaid Expenses                                    (3,305)               3,864
Accounts Payable and Accrued Expenses               (2,700)              24,176
Income Taxes Payable                                  (403)               2,898
                                            ---------------   ------------------
Cash Provided (Used) by Operations                 (29,026)             (11,521)
                                            ---------------   ------------------
Investing Activities:
Additions to Property, Plant and
 Equipment                                         (24,992)             (21,377)
Business Acquisitions (Note 6)                     (57,694)                 -
Additions to Other Assets                           (3,644)              (3,800)
Sales and Retirements of Property and
 Equipment                                           2,069                  -
                                            ---------------   ------------------
Cash Provided (Used) by Investing
 Activities                                        (84,261)             (25,177)
                                            ---------------   ------------------
Financing Activities:
Issuance (Payment) of Short-Term
 Borrowings                                           (746)                 -
Issuance of Long-Term Debt                          89,405                  -
Issuance (Payment) of Revolving Credit
 Facility Borrowings                                29,400               41,500
Payments on  Long-Term Debt                           (516)                (140)
Cash Dividends (Note 4)                               (664)                (851)
Proceeds From  Stock Plans                           2,264                  380
Purchase of Preferred Stock                         (7,688)                 -
Issuance of Common Stock                             4,225                  -
Purchase of Common Stock                            (2,083)              (2,092)
                                            ---------------   ------------------
Cash Provided (Used) by Financing
 Activities                                        113,597               38,797
                                            ---------------   ------------------
Net Increase (Decrease) in Cash                        310                2,099

Cash at End of Prior Year                            1,654                1,981
                                            ---------------   ------------------
Cash at End of Period                       $        1,964    $           4,080
                                            ===============   ==================

TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
October 4, 1997

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

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars):

                            October 4, 1997     December 28, 1996
                            ---------------     -----------------
Raw Materials               $       29,398      $         31,253
Supplies                            10,612                 6,297
Goods-in-Process                    25,417                21,464
Finished Goods                     161,513               103,269
                            ---------------     -----------------
  Total Inventory           $      226,940      $        162,283
                            ===============     =================

NOTE 3 - Income taxes are provided based upon income reported for financial reporting purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - Five percent cumulative preferred stock is $100 par value, 22,000 shares authorized, shares issued and outstanding
1,975 shares (1997and 1996). The stated quarterly dividend was declared on July 29, 1997, and paid on October 1, 1997.

Series B preferred stock is cumulative, convertible preferred stock, $7.50 Series B, $100 stated value, 150,000 shares authorized. The entire 150,000 shares were issued and outstanding during 1996. On May 30, 1997 the company redeemed 75,000 of the 150,000 shares at a redemption price (including accrued but unpaid dividends) of $103.75 per share. The stated quarterly dividend on the remaining 75,000 shares was declared on July 29, 1997, and paid on October 1, 1997.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,879,356 at October 4, 1997, and 29,333,571 at December 28, 1996. There were no dividends declared on the company's common stock for the three month period ended October 4, 1997.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding.







NOTE 6 - On April 16, 1997, the company acquired California Shirt
Sales, Inc., ("CSS") an apparel distributor in 11 western states and Hawaii. The company purchased substantially all assets, totaling $58.8 million, including cash of $223 thousand, and assumed certain liabilities totaling $11.9 million. The acquisition was recorded using the purchase method of accounting. Acquisition consideration was comprised of 554,098 shares of the company's common stock valued at $4.2 million based on a price of $7.625 per share, cash payment of $7.0 million, subordinated indebtedness issued for $14.4 million, and the assumption of liabilities totaling $33.2 million. The purchase price has been allocated to the acquired assets and liabilities assumed based on their fair values resulting in goodwill of $12.1 million to be amortized over 25 years. The historical recorded values of CSS assets and liabilities were not materially different from their fair values.

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



                 (In thousands, except per share data)
                 Three Months Ended (Unaudited)   Nine Months Ended (Unaudited)
                 ------------------------------   -----------------------------
                 Oct. 4, 1997    Sept. 28, 1996   Oct. 4, 1997   Sept. 28, 1996
                 ------------    --------------   ------------   --------------
Net Sales        $   229,725     $     235,262    $   498,992    $     509,157
Net Income       $     7,009     $      13,637    $     3,314    $       7,723
Net Income
 per Share       $       .23     $         .44    $       .09    $         .23

The pro forma results are not necessarily indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

On May 6, 1997, the company acquired T-Shirt City, Inc., ("TSC") an apparel distributor in the Midwestern United States. The company purchased substantially all assets totaling $16.6 million, including cash of $173 thousand, and assumed certain liabilities totaling $5.4 million. The transaction was recorded using the purchase method of accounting. Acquisition consideration included a cash payment of $1.8 million and the assumption of liabilities totaling $14.8 million. The purchase price has been allocated to the acquired assets and liabilities assumed based on their fair values resulting in goodwill of $9.1 million to be amortized over 25 years. The historical recorded values of TSC assets and liabilities were not materially different from their fair values.
The pro forma effect of this acquisition has not been presented because amounts would not differ materially from actual results.






Tultex Corporation
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
October 4, 1997

Forward-Looking Information
---------------------------
This Quarterly Report on Form 10-Q may contain certain forward-looking statements reflecting the company's current expectations.
Although the company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurances that such expectations would prove to have been correct. Important factors that could cause actual results to differ materially from the company's expectations include the financial strength of the retail industry, the level of consumer spending on apparel and the company's ability to timely satisfy customer demand for its products, the competitive pricing environment within the apparel industry, the company's substantial leverage and the restrictive covenants in its borrowing documents, fluctuations in the price of cotton and polyester used by the company in the manufacture of its products, and the seasonality and cyclicality of the fleecewear and licensed apparel industries. Such statements are provided in accordance with the safe harbor provisions of the Private Litigation Reform Act of 1995.
Investors should consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.

Results of Operations
---------------------
The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                      Three Months Ended    Nine Months Ended
                                      -------------------   -------------------
                                      10/04/97   09/28/96   10/04/97   09/28/96
                                      --------   --------   --------   --------
Net Sales and Other Income              100.0%     100.0%     100.0%     100.0%
                                      --------   --------   --------   --------
Cost of Products Sold                    77.7       73.2       77.0       74.3
Depreciation                              2.1        2.2        3.1        3.6
Selling, General and Administrative      11.8       12.1       14.4       15.7
Interest                                  3.4        2.8        4.2        3.5
                                      --------   --------   --------   --------
Total Costs and Expenses                 95.0       90.3       98.7       97.1
Income (Loss) Before Income Taxes         5.0        9.7        1.3        2.9
Benefit (Provision) for Income Taxes      1.9        3.7         .5        1.1
                                      --------   --------   --------   --------
Net Income (Loss)                         3.1%       6.0%        .8%       1.8%
                                      ========   ========   ========   ========

Note:  Certain items have been rounded to cause the columns to add to 100%.








Net sales and other income for the three months ended October 4, 1997 increased $14.3 million, or 6.7%, from the third quarter of 1996. Activewear sales of $149.3 million represent an increase of $18.3 million, or 14.0%, as compared to the third quarter of 1996. The activewear increase resulted from the inclusion of sales for California Shirt Sales and T-Shirt City which were acquired during the second quarter of 1997. Licensed apparel sales of $80.4 million in the third quarter of 1997 represent a decrease of $4.0 million, or 4.7%, as compared to the same period of the prior year. The licensed apparel sales decrease resulted from Olympic sales during the third quarter of 1996 as well as softness in sales of Major League Baseball and National Basketball Association products during 1997. In addition, the licensed apparel division was affected by production and distribution bottlenecks which are described in the "cost of products sold" section of this report.

For the nine months to date, net sales and other income increased $28.6 million, or 6.4%, due to a 13.3% increase in activewear sales, partially offset by a 5.4% decrease in licensed apparel sales. The activewear sales increase was primarily due to the acquisitions of CSS and TSC.

Cost of products sold as a percentage of sales increased to 77.7% for the third quarter of 1997 compared to 73.2% for the comparable third quarter of last year. For the comparative nine-month periods, cost as a percentage of sales increased from 74.3% in 1996 to 77.0% in 1997. The third-quarter margin as a percentage of sales was negatively impacted by bottlenecks in the manufacturing and distribution processes which caused delays in shipments as well as higher production costs at both our domestic and non-U.S. facilities. The company has taken steps to prevent these issues from reoccurring, including the addition of on-site technical personnel at contractor locations, realignment of management and reassessment of on-going relationships with certain non-performing contractors.

Depreciation expense increased $58,000, or 1.2%, during the third quarter of 1997 compared to the comparable period of the prior year. Depreciation expense decreased $1.1 million, or 7.0% for the nine months of 1997 compared to the first nine months of 1996. This decrease was the result of certain assets becoming fully depreciated during 1996. The company invested $25.0 million in fixed assets during the first nine months of 1997.

Selling, general and administrative expenses ("S, G&A") increased
$1.0 million for the third quarter of 1997 compared to the same period of 1996. As a percentage of sales, S,G&A expenses were 11.8% compared to 12.1% for the third quarter of 1996. During the nine month period ended October 4, 1997, S, G&A expenses were $68.7 million, or 14.4% of sales, compared to $70.5 million, or 15.7% of sales, for the comparable period of the prior year. The primary reasons for this decrease were a $937 thousand reduction in royalty expenses and a $557 thousand reduction in advertising expenses for the first nine months of 1997 as compared to the same period of 1996.

Interest expense as a percentage of sales increased from 2.8%, or $5.9 million, for the third quarter of 1996 to 3.4%, or $7.9 million, for the comparable period of 1997. The 1997 increase is due to higher average borrowings and higher average borrowing rates. The higher average borrowings resulted from the company's two distributor acquisitions which occurred during the second quarter of 1997. The higher average borrowing rates were primarily due to the issuance of $75 million of 9 5/8% Senior Notes which carry a higher rate than the company's revolving credit facility borrowings. The nature of the company's business requires extensive seasonal borrowings to support its
working capital needs.   For the first nine months of 1997, working capital
borrowings averaged $129.7 million at an average rate of 7.3% compared to $134.2 million and 7.0%, respectively, for the comparable period of the prior year.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for the first nine months of 1997 and 38% for the comparable period of 1996.

On April 16, 1997, the company acquired California Shirt Sales, Inc., an apparel distributor in 11 western states and Hawaii. Acquisition consideration was comprised of a combination of the company's common stock and subordinated indebtedness, and assumption of bank indebtedness. On May 6, 1997, the company acquired T-Shirt City, Inc., an apparel distributor in the Midwestern United States. These acquisitions complement the company's strategy of becoming more marketing and distribution oriented and taking advantage of distribution efficiencies. See Note 6 to Financial Statements.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Net working capital at October 4, 1997 increased $85.6 million from year-end 1996 due primarily to higher inventories and accounts receivable. Net accounts receivable increased $29.6 million from December 28, 1996 to October 4, 1997, primarily due to the seasonality of the company's business. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to December 28, 1996, inventories increased $64.7 million, or 39.8%. The distributor acquisitions accounted for $30.7 million, or 47.4% of this increase.

The current ratio at October 4, 1997 was 6.2 compared to 5.9 at
December 28, 1996.   The increase in the ratio from the beginning of the year
was mainly due to higher inventories and accounts receivable.

On April 15, 1997, the company sold $75 million of 9 5/8% Senior Notes due
2007. Proceeds from the sale of the Senior Notes were used to repay existing indebtedness and redeem $7,500,000 of the Series B, $7.50 cumulative convertible preferred stock. On May 15, 1997, the company entered into a three-year $187 million revolving credit facility which replaced its existing three year facility due to expire in 1998. The terms of the new facility are substantially equivalent to those of the former revolving credit facility, except that the maximum borrowing amount under the new facility is $187 million, compared with $225 million under the old facility. Reduction of the borrowing limit reflects the proceeds from the sale of $75 million Senior Notes.

Total long-term debt at October 4, 1997 included the senior notes totaling
$185 million and $143 million outstanding under the revolving credit facility. At the end of the third quarter of 1997, the company was in compliance with its covenants or had received waivers for any violations. The lenders also amended certain covenant requirements relating to the company's quarter ended
January 3, 1997.

On May 30, 1997, the company redeemed 75,000 shares of the 150,000 outstanding shares of its $7.50 Series B, $100 stated value Preferred Stock at a redemption price (including accrued but unpaid dividends) of $103.75 per share.





On July 29, 1997 the company's Board of Directors authorized the purchase of an additional 1 million shares increasing the total authorized shares for the program dated March 20, 1996 to 2 million shares. As of October 4, 1997, a total of 833,400 shares had been purchased and retired. Stockholders' equity decreased $322,000 during the first nine months of 1997 as a result of the preferred stock redemption of $7.7 million, preferred dividends of $664,000 and stock repurchases of $2.1 million partially offset by common shares issued of $4.2 million, net income for the period of $3.6 million and proceeds from stock plans of $2.3 million. Debt as a percentage of total capitalization was 63.2% compared to 58.0% at September 28, 1996.


For the first nine months of 1997, net cash used by operations was $29.0 million versus $11.5 million for the same period last year. Cash used for capital asset additions increased $3.6 million in 1997 compared to the first nine months of 1996. Cash provided by financing activities in 1997 increased $74.8 million as compared to the first nine months of 1996 primarily as a result of higher seasonal borrowing requirements and the distributor acquisitions. The company expects that annual cash flows from income and non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1997.

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

The company must adopt this Statement in the fourth quarter of 1997. Pro forma basic and diluted EPS were both $.23 for the quarter ended October 4, 1997 and $.43 for the quarter ended September 28, 1996. Pro forma basic and diluted EPS were both $.10 for the nine months ended October 4, 1997 and $.25 for the nine months ended September 28, 1996.

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





In June 1997, the Board issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement will change the way the company reports information about segments of their business in their annual financial statements and requires the company to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement requires the company disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

This Statement is effective for the company in fiscal 1998; however, management has not yet completed its assessment of how this statement impacts existing segment disclosure.














































TULTEX CORPORATION
PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits
     --------
       10.9 Amendment, consent and waiver relating to the $187 million credit facility, dated November 14, 1997.

(b)  Reports on Form 8-K
     -------------------
     None

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.











































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TULTEX CORPORATION
                                   ------------------
                                   (Registrant)



Date November 18, 1997             /s/ C. W. Davies, Jr.
     -----------------             ---------------------
                                   C. W. Davies, Jr., President and Chief
                                   Executive Officer


Date November 18, 1997             /s/ S. H. Wood
     -----------------             --------------
                                   Suzanne H. Wood,
                                   Vice President and Chief Financial Officer