Form 10-K
period 1998-01-02
TULTEX CORP
filed 1998-04-03
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]


For the fiscal year ended   January 3, 1998
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------
                                                   Commission file number 1-8016

                               TULTEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

Virginia                                               54-0367896
--------                                               ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia 24115
------------------------------------------------------------------------
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

$108,333,049 at March 10, 1998.
------------------------------
                      (APPLICABLE TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,875,488 shares of Common Stock, $1 par value, as of  March 10, 1998
----------                         --                  ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Those portions of the Annual Report to Stockholders for the fiscal year ended January 3, 1998 ("1997 Annual Report to Stockholders") incorporated herein by reference in Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

     2. Those portions of the Proxy Statement for the company's 1998 Annual Meeting of Stockholders ("1998 Proxy Statement") incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

Item 1. Business

General

Tultex Corporation is a marketer and manufacturer of activewear and licensed sports apparel for consumers and sports enthusiasts. The company's diverse product line includes fleeced sweats, jersey products (outerwear T-shirts), and decorated jackets and caps. These products are sold under the company's own brands led by the Discus Athletic and LogoAthletic premium labels and under private labels, including Nike, Reebok and Pro Spirit. In addition, the company has numerous professional and college sports licenses to manufacture and market embroidered and screen-printed products with team logos and designs under its LogoAthletic, Logo 7 and TrackGear brands. The company is a licensee of professional sports apparel, holding licenses from the National Football League ("NFL"), Major League Baseball ("MLB"), the National Basketball Association ("NBA"), the National Hockey League("NHL") and the National Association for Stock Car Auto Racing ("NASCAR") to manufacture a full range of sports apparel for adults and children.

During fiscal 1997, the company experienced a net loss (including a non-recurring charge) of $4,848,000, or $0.19 cents per share, compared with net income of $15,699,000, or $0.53 per share, in fiscal 1996. The 1997 loss followed disappointing holiday sales at retail in the company's categories of products. Retail demand for undecorated fleece products and licensed headwear and jackets slowed in the Thanksgiving / Christmas period, and replenishment orders did not materialize as anticipated. To a lesser extent, the company experienced competitive price pressures on its jersey products in the fourth quarter. Earlier in the year, the company's performance was negatively affected by bottlenecks in manufacturing and distribution processes, which caused delays in shipments as well as higher production costs at domestic and non-US facilities. In the fourth quarter, the company incurred a pretax charge of $9,120,000 which equates to $5,563,000, or $0.19 per share, on an after-tax basis. The charge resulted from initiatives undertaken by the company to improve its future cost structure which had a negative impact on operating results in 1997. These initiatives included the following:

   o bringing major capital projects on-line to improve textile manufacturing efficiencies and yields;

   o closing two domestic sewing plants in order to further shift sewing production to non-US locations where costs are lower;

   o closing two distributor warehouses and a sales office, and reducing staff as the company streamlines its activewear operations.

Historically, Tultex has been a producer of quality fleece products for sale to distributors and resale to consumers under private labels. However, in the 1980's, the activewear industry began to change. Increasing consumer demand reflecting more active and casual lifestyles and the industry's historically good long-term growth prospects and low fashion risk as compared to other apparel products, attracted large, well-financed companies which acquired competitors of the company. During the 1990s, merchandise retailers began to exert pressure on margins for lower-priced fleece products as well as requiring more complex distribution services in a compressed shipping season.

In recent years, Tultex has pursued a strategy to enhance its competitiveness and to capitalize on growth opportunities by becoming a consumer-oriented apparel maker able to compete in a changing industry. This strategy includes the following elements:

        Higher-Margin Products. The company seeks to strengthen its competitiveness through (i) the development of branded and private label, higher-quality and higher-margin products to supplement its traditionally strong position in the lower-priced segment of the business and (ii) since 1991, the manufacture of jersey products. The company has developed its own brands, promoting Discus Athletic and Logo Athletic for its premium products and using the Tultex and Logo 7 labels for the value-oriented and wholesale segments of the market. Discus Athletic's highly visible advertising during televised broadcasts of college football and basketball on the ESPN and ABC television networks and sports marketing sponsorships, such as Pro Beach Men's and Women's Volleyball, have contributed to a significant increase in sales of this brand since 1992. In addition, Tultex has partnering arrangements to supply higher-quality, private label products to companies such as Reebok and Nike, none of which accounted for more than 10% of the company's consolidated sales during 1997. Sales of the higher-margin branded and premium private label products has grown from 13.8% of consolidated sales in 1993 to 37.7% in 1996. As a result of the disappointing retail selling season in late 1997, this percentage declined to 30.9% in 1997.

        Licensed Apparel Business to Complement Activewear Business. Tultex's 1992 acquisitions of Logo 7, a marketer of licensed sports apparel, and Universal Industries, Inc. ("Logo Athletic/Headwear"), a marketer of sports licensed headwear, enabled the company to achieve the fourth largest market share (11.4%) in the higher-margin licensed apparel business in 1996. The company estimated that it held the third largest market share in this business in 1995. In addition, these acquisitions have created opportunities for significant manufacturing and distribution synergies with the company's activewear business. The promotion of the LogoAthletic brand of licensed apparel through television and print advertising, as well as promotional arrangements featuring Dallas Cowboys' Troy Aikman, Miami Dolphins' Dan Marino, Denver Broncos' John Elway, Kansas City Chiefs' Marcus Allen, and the Buffalo Bills' Bruce Smith, among others, has helped to increase the visibility and sales of LogoAthletic products.

        Customer Relationships. Tultex actively pursues relationships with department, sporting goods and other specialty stores, such as Sears, JC Penney, Modell's, Dillard's, Foot Locker, Champs and Sports Authority, to distribute its higher-margin branded and private label products. In addition, the company continues to supply high volume retailers such as Wal-Mart, Kmart and Target with private label, Tultex and Logo 7 products. The company believes that it provides customers with exceptional service and support. Its distribution capabilities are responsive to customers' changing delivery and inventory management requirements. The company also has cut part inventory programs with several customers which has improved lead times on certain customer product requirements.

        Emphasis on Wholesale Distribution. In 1997, Tultex continued its emphasis on distribution channels, by acquiring California Shirt Sales, Inc., Fullerton, California, a major jerseywear distributor in the western U.S. and T-Shirt City, Cincinnati, Ohio, a major distributor of jerseywear in the midwest. In March 1998, T-Shirt City opened a distributor warehouse in Charlotte, North

        Carolina. This warehouse expanded the company's distributor one day delivery service to include the southeastern United States. These acquisitions complement the company's strategy to become more vertically integrated from the manufacture of fleece and jerseywear to distributing consumer products at wholesale to retailers.

        Vertical Integration. The company's activewear business is vertically integrated, spinning approximately 80-85% of the yarn it requires in three yarn plants located in North Carolina (the balance is purchased under yarn supply contracts) and knitting, dyeing and cutting fabric and sewing finished goods in six plants in Virginia and North Carolina, one plant in Jamaica and one plant in Mexico. The company's licensed sports operations are conducted from one plant in Indiana, one plant in Massachusetts, and one plant in North Carolina.

Industry

The company produces activewear and licensed sports apparel and headwear for sale at a broad range of price points through all major distribution channels.

Activewear
The company's activewear business consists of its fleecewear and jersey products. All activewear industry and market share data included herein has been estimated by the company based on data provided by NPD American Shopper Panel, a leading provider of market information on the textile industry.

Fleecewear. The fleecewear industry had retail sales of approximately $7.5 billion in 1997. The predominant fleecewear products are sweatshirts and sweatpants.

The basic fleecewear industry is characterized by:

   o low fashion risk - although fashion detailing changes often, basic garment styles are not driven by trends or fads;

   o overall stability - despite cyclical fluctuations, annual industry sales volume is estimated at approximately 700 million units for 1994 through 1997;

   o entry by well-financed acquirors - new entrants have been attracted by the industry's long-term growth and have been able to make large initial capital investments for manufacturing;

   o barriers to entry - barriers include large required capital investments, growing importance of brand-name recognition and established customer relationships; and

   o low threat of imports - the low labor portion of the cost of manufacturing fleecewear and the short delivery times required for inventory control by retail customers reduce the threat of competition from imports.

Fleecewear products have registered significant improvements in fabric weights, blends, quality of construction, size, style, and color availability over the past few years. In particular, garments are sized larger and typically use heavier, more shrink-resistant fabrics. In addition, acrylic-dominant blends have been supplanted by polyester-dominant and cotton-dominant blends. Despite these upgrades in product specifications, retail prices have remained relatively flat in real terms due to improvements in manufacturing technology and competitive pressures.

Fleecewear exhibits a marked seasonality. For example, over the past three fiscal years, an average of 70.2% of the company's fleecewear unit sales have occurred in the third and fourth quarters.

Jersey (Outerwear T-shirts). Unit retail sales of jersey products have grown 25.7% from 1994 to 1997 and in 1997 totaled $11.4 billion, or 1,227 million units. Like fleecewear, the industry characteristics of jersey apparel include low fashion risk and long-term growth. Imports are a greater threat as the weight/labor ratio and the freight costs involved are lower for jersey products than for fleecewear; however, the ability to produce large volumes with short delivery times gives domestic manufacturers an advantage over import competition in both fleecewear and jersey apparel.

Industry Makeup and Retail Channels. Both the fleecewear and jerseywear industries are fragmented with no one manufacturer accounting for a significant portion of industry sales. In 1997, the five largest fleece manufacturers together accounted for an estimated 25.4% of the branded market in the fleecewear industry, with Sara Lee Corporation, Russell Corporation, Fruit-of-the-Loom, VF Corporation and Tultex accounting for approximately 8.0%, 6.8%, 4.6%, 3.1%, and 2.9% of the wholesale industry sales, respectively. In 1997, the 5 largest jersey manufacturers together accounted for an estimated 11.7% of the branded market in the jersey industry, with Sara Lee Corporation, Fruit-of-the-Loom, Russell Corporation, VF Corporation and Tultex accounting for approximately 3.9%, 3.6%, 1.5%, 1.4% and 1.3% of wholesale industry sales, respectively. The activewear industry has been characterized since the 1980s by acquisition of existing competitors by larger companies with substantial financial resources and manufacturing and distribution capabilities. These factors and the resulting price reductions and inventory build-ups have adversely affected participants in the activewear industry, including Tultex, particularly with respect to the fleecewear industry. Fleecewear is distributed through department stores, chain stores and sporting goods stores, although mass merchandisers, wholesale clubs, and other discount retailers represent a dominant and growing percentage of the total fleecewear market.

Competitive Factors. The company believes that price and quality are the primary factors in consumer purchasing decisions. Brand name is often a proxy for quality; as a result, those companies with brand name recognition enjoy increased sales from this competitive advantage. Management believes that the market share of foreign competitors in the fleecewear and jersey industries is not significant.

Licensed Apparel

Estimated wholesale sales of professional sports licensed apparel (including headwear) for 1996 were approximately $2.4 billion, according to Sports Style Magazine, an industry publication. In general, the company believes that the prospects for its continued growth in this market are good, although growth is expected to be less rapid than in recent years due to increased competition. The continually changing fortunes of existing teams, together with the introduction of new franchises, has made the market extremely dynamic, as interest in each team fluctuates with its performance. Manufacturers, such as the company, with the capacity to respond quickly to these changes with new products and designs enjoy a competitive advantage over smaller competitors.

Industry Makeup and Retail Channels. The industry has expanded rapidly over the past five years, with the professional sports leagues granting large numbers of licenses. With this proliferation of licenses, individual competitor's sales growth slowed, though the top companies continued to gain market share. According to Sports Style Magazine, the top five companies accounted for approximately 68.1% of the market, with Starter Corporation, VF Corporation, Sara Lee Corporation, Tultex and Fruit-of-the-Loom accounting for approximately 17.9%, 15.5%, 12.0%, 11.4% and 11.3% of the wholesale industry sales in 1996, respectively. Imports of finished goods purchased by retailers directly or through import companies do not represent a significant factor in the industry as a whole, since there are no foreign licenses. However, all of the larger domestic companies competing in the market do use significant off-shore sourcing of finished outerwear goods. Licensed apparel products are generally sold through the same retail channels as activewear.

Competitive Factors. There are significant barriers to entering the licensed sports apparel industry and expanding such a business to significant size. After expanding the number of licenses rapidly in recent years, the licensing associations have begun to consolidate their relationships with existing manufacturers and appear less likely to enter into licensing agreements with new entrants. New entrants would be required to devote considerable resources to developing their product mix and sales and distribution capabilities to compete effectively.

Company Products

Activewear ($441.3 million or 67.8% of 1997 consolidated sales)

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

Licensed Apparel and Headwear ($209.3 million or 32.2% of 1997 consolidated sales)

The company's licensed apparel products include jackets, sweats, T-shirts, baseball-style caps and other headwear, embroidered or imprinted with professional and college sports and entertainment-related licensed designs and logos. These products are marketed under the LogoAthletic, Logo 7 and Track Gear brands. Under the Logo Athletic name, the company offers premium-quality jackets, caps and other activewear, including NFL "Pro-Line" authentic sideline gear and NBA "Authentics" apparel. Tultex, through Logo 7, acquired Pro-Line status from the NFL in 1993, a flagship program entitling the company to sell products identical to those worn on the sidelines by NFL players and coaches. Under the terms of the non-exclusive Pro-Line contract, the company markets Pro-Line products at retail for all 30 NFL teams. The company's NFL Pro-Line and NBA Authentics products prominently feature the LogoAthletic name and trademark, which the company believes are key elements in developing the LogoAthletic brand. Under the Logo 7 brand, the company offers moderately-priced outerwear, fleecewear, T-shirts and caps with licensed designs and logos. The company also sells popularly-priced licensed fleecewear, jersey apparel and headwear. Under the Track Gear brand, the company offers items such as t-shirts, sweatshirts, windbreakers and hats featuring designs involving NASCAR drivers and cars.

Customers; Marketing and Sales

Customers
The company offers a diverse product line for sale at a full range of price points through major distribution channels. Customers include chain stores such as Foot Locker, department stores such as Sears and J.C. Penney, sporting goods stores, and mass merchandisers such as Target, Wal-Mart and Kmart. The company's higher-quality fleecewear and jersey products, such as the Discus Athletic and Logo Athletic brands, are sold primarily through department and specialty stores and mail-order distribution channels rather than through mass merchandisers and wholesale clubs, thereby enabling Tultex to enhance the image of these branded and private label products and achieve higher margins. The Tultex and Logo 7 brands are marketed through mass merchandisers and wholesale clubs that compete more on price than brand.

The following chart details the distribution channels for the company's branded products.

Brands                     Products                  Distribution Channels
------                     --------                  ---------------------
Discus Athletic            Fleece and jersey activewear       Sporting goods specialty stores and chain
                                                              stores (Sports Authority, Modell's), retail
                                                              chains (Sears), international distributors
                                                              and sales agencies (Nissan Trading)

Tultex                     Fleece and jersey activewear       Mass merchants (Kmart, Wal-Mart),
                                                              retail chains (Montgomery Ward), region-
                                                              al discounters (Shopko, Hart's, Pamaida),
                                                              distributors and mass merchant screenprinters
                                                              (Brazos Sportswear, Jerry Leigh, Giant
                                                              Merchandise), wholesale clubs (Sam's)

LogoAthletic               Licensed activewear, outerwear     Retail chains (JC Penney, Sears), sport-
                           and headwear                       ing goods specialty stores (Champs, Foot
                                                              Locker), department stores (Dillard's,
                                                              Mercantile)

Logo 7                     Licensed activewear, outerwear     Mass merchants (Kmart, Target), distributors
                           and headwear                       (West Coast Novelties), wholesale clubs (Sam's)

Page 7

Track Gear                 Licensed activewear, outerwear     Retail chains, corporate accounts, and
                           and headwear                       speedways

Marketing and Sales
The company has shifted its marketing strategy in recent years to focus on the development of its own brands and sales through distribution channels that support higher margins. In particular, the company has devoted significant resources to the promotion of its Discus Athletic and LogoAthletic brands. Advertising expenses were $23.6 million and $21.6 million in 1997 and 1996, respectively.

In 1993, the company began conducting advertising campaigns to promote its Discus Athletic and Logo Athletic brands. The Discus Athletic advertising campaign emphasizes quality and the usefulness of the product for many sports. The company believes that this positioning effectively differentiates the Discus Athletic line from competing specialized lines with powerful brand associations. To reinforce the association of the brand with competitive athletics, Discus Athletic advertises on ESPN's college football and ABC's college basketball.

The Logo Athletic campaign focuses on establishing the "authenticity" of LogoAthletic products. The company believes that licensed apparel sales benefit substantially from the perception that products are the same as those worn by professional sports stars. LogoAthletic acquired NFL Pro-Line status in 1993. To provide visibility and reinforce this authenticity, the company provided sideline garments and caps predominately featuring the LogoAthletic trademark for eight NFL teams in 1997, the Cincinnati Bengals, Indianapolis Colts, St. Louis Rams, Arizona Cardinals, Tampa Bay Buccaneers, Buffalo Bills, Seattle Seahawks and Tennessee Oilers, as well as for several NFL All-Pro players, such as Denver Broncos' John Elway, Miami Dolphins' Dan Marino, Kansas City Chiefs' Marcus Allen and Buffalo Bills' Bruce Smith.

As of January 3, 1998, Tultex operated a sales office in each of Boston and Chicago. These offices are the primary points of contact for customers and coordinate sales, distribution of sales information, certain advertising, point-of-sale displays and customer service. The company also employs seven independent sales representatives to market its Discus Athletic line in the fragmented sporting goods market. Logo 7's products are marketed through a sales force of 50 people, including Logo 7 employees and independent sales representatives. In 1996, the company renewed its agreement with Nissan Trading Co., Ltd., a subsidiary of Nissan Motor Co., to market and sell the company's Discus Athletic products in Japan. This agreement has been extended through 1999.
International sales in 1997 and 1996 were immaterial.

At January 3, 1998, Dominion Stores, Inc., a wholly-owned subsidiary, operated 10 outlet stores in North Carolina, Virginia and West Virginia, which sell surplus company apparel and apparel items of other manufacturers, and operated 20 The Sweatshirt Company retail stores in 14 states, which primarily sell first-quality company-made products and accessories, and operated 3 LogoAthletic stores in Indiana and Utah which primarily sell surplus licensed apparel. Dominion Stores' total sales in fiscal 1997 and 1996 were $15.5 million and $16.4 million, respectively.

Licenses

Most of the company's licensed products are sold through LogoAthletic. The company is a licensee of professional sports apparel, maintaining a full complement of licenses with all of the major North American professional sports leagues -- the NFL, MLB, the NBA and the NHL - and the Collegiate Licensing company. The company also holds licenses for NASCAR. These licenses require the payment of royalties generally ranging from 8% to 15% of sales with future guaranteed royalties of approximately $2.4 million.

The company's licenses with MLB expire in 1998, NFL and NHL in 1999 and NBA in 2000.

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

Manufacturing and Distribution

Because consumer value is a key competitive factor in the activewear industry, Tultex has focused on being a low-cost producer of high-quality goods. The company pursues this goal through cost reduction measures, plant modernization and improvement of garment characteristics, such as increasing the range of garment sizes, cloth weight, durability, style and comfort to meet consumer demands.

The company continually reviews its cost structure and methods of manufacturing and distributing its products in order to remain cost competitive. Over the last several years, the company has closed or sold some of its costlier, less efficient plants, including two domestic sewing plants in 1998. The company expects that certain cost savings may be achieved through lower average production costs in the more modern facilities and higher capacity utilization in the remaining plants.

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

During fiscal 1989 through fiscal 1997, the company invested approximately $232 million to open new facilities, including sewing facilities in Roanoke, Virginia and Montego Bay, Jamaica (a leased facility), and the highly automated customer service center in Martinsville, Virginia, and to modernize other facilities. Open-end spinning frames were acquired to increase yarn production and reduce costs, higher color quality and lower dyeing costs were achieved from the installation of new jet dyeing equipment, new dryers were added in the fabric finishing process, automated cutting machines were introduced, and new information systems were implemented.

Tultex's highly-automated customer service center, opened in 1991, has expanded the company's distribution capabilities. The customer service center allows the company to package and ship its products according to the more detailed color, size and quantity specifications typically required by high-volume retailers and department stores. The company has improved its utilization of the customer service center and believes that its strategy of increasing sales of retail products, which require more sophisticated packaging, will continue to improve utilization of the customer service center.

In spring 1992, LogoAthletic moved its operations to a newly-constructed, leased facility built to its specifications. This 650,000 square foot building allowed LogoAthletic to centralize operations, increase inventory control, improve material flow and will allow for future expansion.

Tultex manufactures yarn at three facilities located in North Carolina, which have a combined production capacity of 1.4 million pounds per week, utilizing modern, open-end spinning frames. For its knitting operations, Tultex operates approximately 500 modern high-speed, latch-needle circular knitting machines, which produce various types of fabrics. The company believes its dyeing operations are among the most modern and technologically efficient in the industry; dyeing operations are computer-controlled, allowing precise duplication of dyeing procedures to ensure "shade repeatability" and color-fast properties. The finishing operations employ mechanical squeezing and steaming equipment.

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

The company decorates its unfinished licensed apparel products using screenprinting or embroidery at LogoAthletic's facilities in Indianapolis and Logo Athletic/Headwear facilities in Massachusetts. Automatic silkscreen machines and dryers are used for longer runs, and hand-operated presses are used for shorter or more complicated runs. Embroidery is applied using high-speed, computerized stitching equipment.

Sourcing

The company currently maintains full package sourcing utilizing vendor-direct relationships and agents for over $70 million at cost in the following apparel categories:

Product                                              Country of Origin
--------------------------------------               -----------------
Headwear                            South Korea, China, Taiwan, Dominican Republic
Outerwear-Jackets                   South Korea, Pakistan
Collar and Placket Shirts           Pakistan, Guatemala
Decorated Fashion Fleece            China
Windwear                            Bangladesh, Mongolia, Sri Lanka, South Korea, Hong Kong
Baseball Shirts                     Guatemala
Mock Turtlenecks                    Mexico
Mesh Silhouettes                    South Korea
Novelty Jersey                      India, Pakistan
Fashion T's and Tank Tops           Mexico

Sourced headwear accounts for approximately 35% of total sourced products.

The company utilizes 807 sewing assembly for generating cost savings on garments requiring labor intensive needle work. These operations are performed at company maintained locations in Jamaica and Mexico and by various contractors. Approximately 65% of the company's sewing is done outside the United States.

Raw Materials

The company's principal raw materials for the production of activewear are cotton and polyester. Cotton content in fleecewear typically is 50% and in jersey apparel typically is 100%. The company is producing increasing amounts of fleecewear containing 90-100% cotton. Fleecewear and jersey manufacturers are extremely sensitive to fluctuations in cotton and polyester prices as these materials represent approximately 30% of the manufacturing cost of the product. In addition, the company is indirectly impacted by increasing costs of raw materials in its licensed apparel business because the company purchases finished goods containing cotton and polyester and these higher raw material costs often are effectively passed on to the company. In 1997, the company's average price per pound of fiber (cotton and polyester) purchased was $.68, compared with $.75 in 1996. In 1998, Tultex expects to use approximately 55 million pounds of raw cotton and 20 million pounds of polyester staple in its manufacture of fleecewear and jersey apparel. Tultex makes advance purchases of raw cotton based on projected demand. As of March 11, 1998 the company has contracted to purchase substantially all of its raw cotton needs for 1998 and has fixed the price on approximately 60% of its raw cotton needs. To the extent cotton prices increase before the company fixes the price for the remainder of its raw cotton needs, the company's results of operations could be adversely affected. Also in 1998, the company expects to use an additional 15 million pounds of finished yarn which will be purchased.

Trademarks

The company increasingly promotes and relies upon its trademarks, including Discus Athletic, LogoAthletic, Tultex, TrackGear and Logo 7, many of which are registered in the United States and many foreign countries.

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

The company returns dyeing wastes for treatment to the City of Martinsville, Virginia's municipal wastewater treatment systems operated pursuant to a permit issued by the state. The city has filed a timely application to renew its permit. In 1989, the city adopted a plan for removing the coloration, caused by the dye wastes, from the water by using polymer chemicals to combine with the extremely small particles of the dye to create a sludge-like substance that can be retrieved from the water at the city's wastewater treatment plant and disposed of as non-hazardous waste in the city's landfill. To cover the cost to the city, the company pays 50 to 80 cents per thousand gallons of water above regular water costs. The expenditures required do not have a material effect on the company's earnings or competitive position.

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

Year 2000

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the company's business, operations or financial condition in the future. The company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, which are ongoing, the company has reviewed critical business systems and developed a plan to resolve existing system deficiencies. Management expects substantial implementation in 1998 of enterprise-wide computer systems which are Year 2000 compliant. As of January 3, 1998, approximately $18 million has been capitalized relating to this implementation. The company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs.

Litigation

The company is not currently a party to any legal proceedings the results of which it believes could have a material adverse impact on its business or financial condition.

Employees

The company had approximately 6,708 employees at January 3, 1998, of which 5,752 or 85.7% were paid hourly.

Hourly employees at the company's Martinsville and South Boston, Virginia facilities are represented by the Union of Needletrades, Industrial and Textile Employees. The company's labor contracts with the union, covering all hourly employees at the Martinsville and South Boston facilities, expire in 1998. The negotiation of new contracts are underway. As of January 3, 1998, the company's hourly employees represented by the Union accounted for approximately 38.4% of the company's total employees and 44.8% of the company's hourly employees. None of the company's other employees are represented by a union. The following table summarizes the approximate number of employees in the company's principal divisions at January 3, 1998.



Division                     Salary              Hourly              Total
--------                     ------              ------              -----
Activewear                     813                  5,009               5,822
Licensed Apparel               143                    743                 886
                               ---                    ---                 ---

       Total                   956                  5,752               6,708
                             ================    ========             =======


Item 2.   Properties

Most of the company's principal physical facilities (other than those of LogoAthletic) are located in Virginia and North Carolina, within a 150 - mile radius of the City of Martinsville. All buildings are well-maintained. The company and its subsidiaries also lease sales offices and retail outlets in major cities from coast to coast. The location, approximate size and use of the company's principal owned properties are summarized in the following table:

                            Square
Location                    Footage                  Use
--------                    -------                  ---
Martinsville, VA            1,100,000                Manufacturing (apparel) and administrative
                                                     offices

Koehler, VA                    60,000                Equipment Storage

South Boston, VA              130,000                Sewing (apparel)

Bastian, VA                    53,500                Sewing (apparel)

Longhurst, NC                 287,000                Manufacturing (yarn)

Roxboro, NC                   110,000                Manufacturing (yarn)

Mayodan, NC                   612,000                Manufacturing, warehousing
                                                     and shipping (yarn and apparel)

Vinton, VA                     50,000                Sewing (apparel)

Martinsville, VA              502,200                Warehousing and distribution (apparel)

Mattapoisett, MA              116,250                Distribution (headwear)

Asheville, NC                 106,650                Manufacturing (apparel)

Tamaulipas, Mexico             23,500               Sewing (apparel)

The following table presents certain information relating to the company's principal leased facilities:

                                               Lease
                                               Expira-        Current
                            Square             tion           Annual
Location                    Footage            Date           Rental             Use
------------------------------------------------------------------------------------
Montego Bay,                  28,422           4/30/98           113,688         Sewing (apparel)
Jamaica

Montego Bay,                  38,088           12/31/98          152,352         Sewing (apparel)
Jamaica

Martinsville, VA            300,000            06/01/98          684,000         Warehousing (apparel)

Indianapolis, IN            650,000            05/31/07        1,408,000         Distribution (licensed apparel)

Charlotte, NC                 34,000           10/30/00          134,892         Distribution (licensed apparel)

Fullerton, CA               205,000            12/31/04          762,600         Distribution (apparel)

Fullerton, CA                 12,630           12/31/98           60,840         Warehousing (apparel)

Oakland, CA                   22,282           07/31/99           70,404         Distribution (apparel)

San Diego, CA                 23,812           Monthly           142,872         Distribution (apparel)

Honolulu, HI                    8,257          Monthly            67,088         Distribution (apparel)

Seattle, CA                   34,020           09/30/00          178,308         Distribution (apparel)

Las Vegas, NV                 31,889           07/31/03          168,372         Distribution (apparel)

Tempe, AZ                     20,400           03/31/02          100,368         Distribution (apparel)

Cincinnati, OH               105,000           02/28/99          199,200         Distribution (apparel)

Charlotte, NC                38,400            02/28/03          151,680         Distribution (apparel)

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

As of February 27, 1998 there were 2,291 record holders of the Company's common stock. Other information required by Item 5 of Form 10-K appears under the heading "Common Stock Prices and Dividend Information" on page 22 and in "Note 6" of "Notes to Financial Statements" on page 12 of the company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.

The information required by Item 6 of Form 10-K appears on page 23 of the company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 of Form 10-K appears on pages 20 through 22 of the company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 11, 1998, appearing on pages 6 through 19 of the company's 1997 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

With respect to the directors of the company, the information required by Item 10 of Form 10-K appears on pages 3 through 5 of the company's 1998 Proxy Statement and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the company.

Executive Officers of the Company

Name                                 Office                                                         Age
-------------------------------------------------------------------------------------------------------

John  M. Franck                      Chairman of the Board of Directors                             45

Charles W. Davies, Jr.               President and Chief Executive Officer                          49

O. Randolph Rollins                  Executive Vice President and General Counsel                   55

Walter  J. Caruba                    Vice President - Marketing and Sales                           50

Anthony J. Pichirallo                Vice President - Wholesale Marketing                           39

W.  Jack Gardner, Jr.                Vice President - Operations                                    54

Jefferson K. Judkins                 Vice President  - Customer Service                             38

John J. Smith                        Vice President                                                 55

Suzanne H. Wood                      Vice President and Chief Financial Officer                     38

Jeffrey F. Kies                      Corporate Controller                                           41

Robin H. Gehman                      Treasurer                                                      43

Kathy H. Rogers                      Secretary                                                      39

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

O. Randolph Rollins became Executive Vice President and General Counsel in October 1994. From 1995 to 1996 he was Chief Financial Officer. Prior thereto, Mr. Rollins was a partner with the law firm of920411346 McGuire, Woods, Battle & Boothe, Richmond, Virginia, from 1973 to 1990 and from January 1994 to October 1994. From 1990 to January 1994, Mr. Rollins served in the Cabinet of Virginia's Governor L. Douglas Wilder, first as Deputy Secretary of Public Safety and from 1992 through January 14, 1994 as Secretary of Public Safety of the Commonwealth of Virginia. Mr. Rollins is the brother-in-law of John M. Franck.

Walter J. Caruba became Vice President - Marketing and Sales in September 1992. He served as Vice President Distribution between October 1990 and September 1992. He served as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

Anthony J. Pichirallo became Vice President - Wholesale Marketing in February 1997. He served as General Manager - Wholesale from July 1991 until that time.

W. Jack Gardner, Jr. became Vice President - Operations in September 1994 and served as General Manager - Fabric Manufacturing from January 1988 until that time.

Jefferson K. Judkins became Vice President - Customer Service in August 1997. He previously served as General Manager - Customer Service from February 1997 until July 1997 after serving as Retail Sales Manager since October 1992.

John J. Smith became Vice President in September 1992. Prior thereto, he served as Vice President - Sales and Marketing since December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager Information Systems & Services between December 1985 and May 1987.

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

Robin H. Gehman became Treasurer in May 1997. In the sixteen years prior to joining the company, he was employed by VF Corporation, most recently as Vice President of Finance for Bassett Walker, Inc.

Kathy H. Rogers became Secretary in January 1996. She also continues as Director
- Corporate Communications, a position she has held since September 1992. She was Manager - Employee Communications between May 1989 and September 1992.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

Item 11.   Executive Compensation.

The information required by Item 11 of Form 10-K appears on pages 6 through 7 and pages 9 through 11 of the company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K appears on page 1 and 2 of the company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears on page 5 of the company's 1998 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:                                                      Page in Annual Report*
          ---------------------                                                      ----------------------

          Report of Independent Accountants                                          19
          Balance Sheet at January 3, 1998 and
              December 28, 1996                                                       6
          Statement of Operations for each of the three years in the
              period ended January 3, 1998                                            7
          Statement of Changes in Stockholders' Equity for each of
              the three years in the period ended January 3, 1998                     8
          Statement of Cash Flows for each of the three years in the
              period ended January 3, 1998                                            9
          Notes to Financial Statements                                              10 - 19

      (2) Financial Statement Schedule:                                              Page in Form 10-K
          -----------------------------                                              -----------------

          Report of Independent Accountants on Financial
              Statement Schedule:                                                    F-1
          Consolidated Financial Statement Schedule for each of the
          three years in the period ended January 3, 1998:
          II-Valuation and Qualifying Accounts and Reserves                          F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

*Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

(3)    Exhibits

       3.1 Restated Articles of Incorporation (filed as Exhibit 3.1 to the company's Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)
       3.2     Articles of Amendment to the Restated Articles of Incorporation
               (filed as Exhibit 3 to the company's 8-K dated January 31, 1992 and incorporated herein by reference)
       3.3 By-laws of Tultex Corporation (filed as Exhibit 3.3 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.4 Articles of Incorporation of AKOM Ltd. (filed as Exhibit 3.4 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.5     By-laws of AKOM, Ltd. (filed as Exhibit 3.5 to the company's
               Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.6     Articles of Incorporation of Dominion Stores, Inc. (filed as
               Exhibit 3.6 to the company's Amendment No. 1 to Form S-1 dated
               March 17, 1995 and incorporated herein by reference)
       3.7 By-laws of Dominion Stores, Inc. (filed as Exhibit 3.7 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.8     Articles of Incorporation of Tultex International, Inc. (filed as
               Exhibit 3.8 to the company's Amendment No. 1 to Form S-1 dated
               March 17, 1995 and incorporated herein by reference)
       3.9 By-laws of Tultex International, Inc. (filed as Exhibit 3.9 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.10    Articles of Incorporation of Logo 7, Inc. (filed as Exhibit 3.10 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.11    By-laws of Logo 7, Inc. (filed as Exhibit 3.11 to the company's
               Amendment No. 1 to Form
       3.12    S-1 dated March 17, 1995 and incorporated herein by reference)
       3.12    Articles of Incorporation of Universal Industries, Inc. (filed as
               Exhibit 3.12 to the company's Amendment No. 1 to Form S-1 dated
               March 17, 1995 and incorporated herein by reference)
       3.13 By-laws of Universal Industries, Inc. (filed as Exhibit 3.13 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.14    Articles of Incorporation of Tultex Canada, Inc. (filed as
               Exhibit 3.14 to the company's Amendment No. 1 to Form S-1 dated
               March 17, 1995 and incorporated herein by reference)
       3.15 By-laws of Tultex Canada, Inc. (filed as Exhibit 3.15 to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       3.16    Articles of Incorporation of SweatJet, Inc. (filed as Exhibit
               3.16 to the company's Amendment No. 1 to Form S-1 dated March 17,
               1995 and incorporated herein by reference)
       3.17    By-laws of SweatJet, Inc. (filed as Exhibit 3.17 to the company's
               Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       4.1     Indenture among Tultex Corporation, the Guarantors and First
               Union National Bank of Virginia, as Trustee, relating to the Senior Notes dated March 23, 1995 (filed as Exhibit to the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       4.2     Senior Note (included in Exhibit 4.1 as filed with the company's
               Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       4.3 Subsidiary Guarantee (included in Exhibit 4.1 as filed with the company's Amendment No. 1 to Form S-1 dated March 17, 1995 and incorporated herein by reference)
       4.4     Indenture between Tultex Corporation and the Guarantors, and
               First Union National Bank of Virginia, as Trustee, relating to the notes (filed as Exhibit 4.1 to the company's Form S-4 filed with the SEC on April 16, 1997 and incorporated herein by
               reference)
       10.1    Tultex Corporation 1987 Stock Option Plan (filed as Exhibit B to the company's Definitive Proxy Statement dated and mailed January
               15, 1988 and incorporated herein by reference)
       10.2    Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed
               February 14, 1991 and incorporated herein by reference)
       10.3    Supplemental Retirement Plan (filed as an exhibit to the
               company's Form 10-K for the fiscal year ended December 30, 1990 and incorporated herein by reference)
       10.4    Tultex Corporation Salaried Employees' Common Stock Purchase
               Plan, dated February 11, 1994 (filed as Exhibit 4.5 to the company's Registration Statement Form S-8 dated February 11, 1994 and incorporated herein by reference)
       10.5    Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 and the company's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference)
       10.6    Standstill Agreement, dated as of January 31, 1992, among Tultex
               Corporation, Logo 7, Inc. (Ind.), Melvin Simon and Herbert Simon
               (filed as Exhibit 10(b) to the company's Form 8-K dated January
               31, 1992 and incorporated herein by reference)
       10.7    Credit Agreement for $187 million credit facility, dated May 18,
               1997 (filed as Exhibit 10.8 to the company's Form 10-Q for the quarter ended July 5, 1997 and incorporated herein by reference)
       10.8    Amendment, consent and waiver relating to the $187 million credit facility, dated as of November 4, 1997 (filed as Exhibit 10.9 to the company's Form 10-Q for the quarter ended October 4, 1997 and incorporated herein by reference)
       10.9    Amendment, consent and waiver relating to the $187 million credit facility, dated as of March 11, 1998 (filed herewith)
       11      The computation of earnings per share can be clearly determined from the financial statements of the Company contained in the
               Annual Report to Stockholders
       13      The company's 1997 Annual Report to Stockholders (filed herewith)
               21 Subsidiaries of the company (filed herewith)
       23      Consent of Price Waterhouse LLP (filed herewith)
       99      The company's 1998 Proxy Statement dated March 21, 1998 (filed herewith)

         (b)    Reports of Form 8-K

                No reports on Form 8-K were filed for the quarter ended January
                3, 1998.






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 Tultex Corporation
                                                                 (Registrant)

                                                                 /s/ Charles W. Davies, Jr.
                                                                 By:  Charles W. Davies, Jr., President and
                                                                 CEO
                                                                 Date: April 3, 1998
                                                                      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 3, 1998                                                    /s/ Charles W. Davis, Jr.
-------------                                                    -------------------------
                                                                 Charles W. Davies, Jr., President, CEO &
                                                                 Director (Principal Executive Officer)

April 3, 1998                                                    /s/ Suzanne H. Wood
-------------                                                    -------------------
                                                                 Suzanne H. Wood, Vice President and Chief
                                                                 Financial Officer (Principal Financial Officer)


April 3, 1998                                                    /s/ Jeffrey F. Kies
-------------                                                    -------------------
                                                                 Jeffrey F. Kies, Controller
                                                                 (Principal Accounting Officer)

April 3, 1998                                                    /s/ John M. Franck
-------------                                                    ------------------
                                                                 John M. Franck, Director (Chairman)

April 3, 1998                                                    /s/ Seth P. Bernstein
-------------                                                    ---------------------
                                                                 Seth P. Bernstein, Director

April 3, 1998                                                    /s/ Lathan M. Ewers
-------------                                                    -------------------
                                                                 Lathan M. Ewers, Jr., Director

April 3, 1998                                                    /s/ H. Richard Hunnicut, Jr.
-------------                                                    ----------------------------
                                                                 H. Richard Hunnicutt, Jr., Director


April 3, 1998                                                    /s/ F. Kenneth Iverson
-------------                                                    ----------------------
                                                                 F. Kenneth Iverson, Director


April 3, 1998                                                    /s/ Bruce M. Jacobson
-------------                                                    ---------------------
                                                                 Bruce M. Jacobson, Director

Page 22

April 3, 1998                                                    /s/ Richard M. Simmons
-------------                                                    ----------------------
                                                                 Richard M. Simmons, Jr., Director


April 3, 1998                                                    /s/ Lynn J. Beasley
-------------                                                    -------------------
                                                                 Lynn J. Beasley, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated February 11, 1998 appearing on page 19 of the 1997 Annual Report to Stockholders of Tultex Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in the accompanying index of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
February 11, 1998

TULTEX CORPORATION                                              SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS                               CONSOLIDATED
AND RESERVES

(In thousands of dollars)


                                 Balance at         Additions                                              Balance
                                 beginning          charged to                                             at end
Reserve for doubtful accounts    of period          operations        Acquisitions       Reductions(1)     of period
-----------------------------    ---------          ----------        ------------       ----------        -----------

For the fifty-two weeks
 ended December 30, 1995

                                 $  2 ,115          $   7,061         $         0        $   (4,949)       $    4,227
                               ==============     ==============    ==============       ============      ===========


For the fifty-two weeks
 ended December 28, 1996


                                 $   4,227          $   3,707         $         0        $  (4,172)        $   3,762
                               ==============     ==============    ==============     ==============    ==============

For the fifty-three weeks
 ended January 3, 1998

                                 $  3 ,762          $   3,606         $   1,512          $ (4,675)         $  4,205
                               ==============     ==============    ==============     ==============    ==============
























(1) Amounts represent write-off of uncollectible receivable balances.

                                  Exhibit Index

       10.9 Amendment, consent and waiver relating to the $187 million credit facility

       13       The company's 1997 Annual Report to Stockholders

       21       Subsidiaries of the Company

       23       Consent of Price Waterhouse

       99       The company's 1998 Proxy Statement

                                    EXHIBITS

                           ANNUAL REPORT ON FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998


                               TULTEX CORPORATION

                          COMMISSION FILE NUMBER 1-8016