Form 10-Q
period 1998-04-04
TULTEX CORP
filed 1998-05-19
CIK 100166

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 4, 1998
                                 -------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from              to

                         Commission file number 1-8016
                                                ------
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
                                                     ------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X        No
                                               ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,885,088 shares of Common Stock, $1 par value, as of May 13, 1998
----------                         ---                 ------------

PART I. FINANCIAL INFORMATION
Item 1.

Tultex Corporation
Consolidated Statement of Operations (Unaudited - $000's omitted except in shares and per share data) April 4, 1998 (and April 5, 1997)

                                                                 Three Months Ended
                                                     ----------------------------------------
                                                      April 4, 1998           April 5, 1997
                                                     ----------------        ----------------

Net Sales and Other Income                                  $100,273                $99,630

                                                     ----------------        ----------------

Costs and Expenses:
Cost of Products Sold                                         75,806                  73,881
Depreciation                                                   5,148                   5,092
Selling, General and Administrative                           23,616                  22,156
Interest                                                       6,908                   5,453
                                                     ----------------        ----------------
Total Costs and Expenses                                     111,478                 106,582
                                                     ----------------        ----------------

Income (Loss) Before Income Taxes                            (11,205)                 (6,952)
Benefit (Provision) for Income Taxes (Note 3)                  4,370                   2,717
                                                     ----------------        ----------------

Net Income (Loss)                                             (6,835)                 (4,235)


Preferred Dividend Requirement (Note 4)                         (147)                   (284)
                                                     ----------------        ----------------

Balance Applicable to Common Stock                           $(6,982)                $(4,519)
                                                     ================        ================

Weighted Average Number of Common Shares                  29,881,290              29,384,201
    Outstanding
                                                     ================        ================

Net Income (Loss) Per Common Share:
          Basic                                                $(.23)                  $(.15)
          Diluted                                               (.23)                   (.15)

Dividends Per Common Share (Note 4)                             $.00                    $.00


Tultex Corporation
Consolidated Balance Sheet (Unaudited - $000's omitted)
April 4, 1998 (and January 3, 1998)



Assets                                                                           April 4, 1998          January 3, 1998
------                                                                           -------------          ---------------
Current Assets:
Cash                                                                                $949                     $2,507
Accounts Receivable - Net of Allowances for Doubtful
   Accounts $3,925 (1998) and $4,205 (1997)                                       92,747                    123,315
Inventories (Note 2)                                                             241,505                    199,855
Prepaid Expenses                                                                   9,209                      9,290
Income Taxes Refundable (Note 3)                                                   7,847                      2,696
                                                                     -------------------         ------------------
Total Current Assets                                                             352,257                    337,663

Property, Plant and Equipment, Net of Depreciation                               141,527                    142,851
Intangible Assets                                                                 46,323                     44,190
Other Assets                                                                      14,107                     13,522
                                                                      -------------------         ------------------
Total Assets                                                                    $554,214                   $538,226
                                                                      ===================         ==================

Liabilities and Stockholders' Equity
Current Liabilities:
Notes Payable to Banks                                                            $5,000                     $5,000
Current Maturities of Long-Term Debt                                                 498                        527
Accounts Payable                                                                  26,438                     26,437
Accrued Expenses                                                                  12,345                      9,975
Dividends Payable                                                                      -                          3
                                                                      -------------------         ------------------
Total Current Liabilities                                                         44,281                     41,942


Long-Term Debt, Less Current Maturities                                          307,672                    285,727
Deferred Income Taxes                                                             11,278                     11,278
Other Liabilities                                                                  3,783                      5,167

Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 4)                                               198                        198
Series B, $7.50 Cumulative Convertible Preferred                                   7,500                      7,500
Stock (Note 4)
Series C, 4.5% Cumulative Convertible Preferred                                      333                        333
Stock (Note 4)
Common Stock (Note 4)                                                             29,885                     29,875
Capital in Excess of Par Value                                                     6,920                      6,893
Retained Earnings                                                                142,940                    150,005
Unearned Stock Compensation                                                        (118)                        (91)
                                                                      -------------------         ------------------
                                                                                 187,658                    194,713
Less Notes Receivable - Stockholders                                                 458                        601
                                                                      -------------------         ------------------
Total Stockholders' Equity                                                       187,200                    194,112
                                                                      -------------------         ------------------

Total Liabilities and Stockholders' Equity                                      $554,214                   $538,226
                                                                      ==================          =================


Tultex Corporation
Consolidated Statement of Cash Flows (Unaudited - $000's omitted)
Three Months Ended April 4, 1998 (and April 5, 1997)


                                                                                        Three Months Ended
                                                                          ------------------------------------------
                                                                               April 4, 1998          April 5, 1997
                                                                          ------------------        ---------------
Operations:
Net Income  (Loss)                                                                  $(6,835)                $(4,235)
Items not Requiring (Providing) Cash:
Depreciation                                                                          5,148                   5,092
Amortization of  Intangible Assets                                                      750                     304
Other Deferrals                                                                      (1,384)                 (1,681)
Other Non-Cash Items                                                                    (70)                      -
Changes in Assets and Liabilities:
Accounts Receivable                                                                  30,568                  51,690
Inventories                                                                         (41,650)                (35,665)
Prepaid Expenses                                                                         81                    (252)
Accounts Payable and Accrued Expenses                                                 2,371                  (3,952)
Income Taxes Payable / Refundable                                                    (5,151)                 (5,090)
                                                                         ------------------     -------------------

Cash Provided (Used) by Operations                                                 (16,172)                   6,211
                                                                          ------------------     -------------------

Investing Activities:
Additions to Property, Plant and Equipment                                          (3,824)                (12,504)
Changes in Other Assets                                                               (585)                 (2,322)
Business Acquisition                                                                (2,743)                      -
                                                                          ------------------     -------------------

Cash Provided (Used) by Investing Activities                                        (7,152)                (14,826)
                                                                          ------------------     -------------------

Financing Activities:
Proceeds from Short-Term Borrowings                                                      -                    1,897
Proceeds from Long-Term Borrowings                                                   22,050                   5,250
Payments on  Long-Term Borrowings                                                      (134)                     (6)
Cash Dividends                                                                        (150)                    (568)
Proceeds from Stock Plans                                                                -                    1,581
Purchase of Common Stock                                                                 -                     (248)
                                                                          ------------------     -------------------

Cash Provided (Used) by Financing Activities                                         21,766                   7,906
                                                                          ------------------     -------------------

Net Increase (Decrease) in Cash                                                      (1,558)                   (709)
Cash at End of Prior Year                                                             2,507                   1,654
                                                                          ------------------     -------------------

Cash at End of Period                                                                  $949                    $945
                                                                                       ====                    ====



TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
April 4, 1998

NOTE 1 - The accompanying consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. This balance sheet, statement of operations and statement of cash flows have been prepared from the Company's records and are subject to audit and year-end adjustments.

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)


                                     April 4, 1998                    January 3, 1998
                                -------------------------        -------------------------
Raw Materials                                    $35,574                          $30,198
Supplies                                          11,254                           10,958
Goods-in-Process                                  26,282                           19,391
Finished Goods                                   168,395                          139,308
                                =========================        =========================
  Total Inventory                               $241,505                         $199,855
                                =========================        =========================


NOTE 3 - Income taxes are provided based upon income or loss reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - 5% percent cumulative preferred stock is $100 par value, 22,000 shares authorized, 1,975 shares issued and outstanding as of April 4,1998 and January 3, 1998. The stated quarterly dividend was declared on February 12, 1998, and paid on April 1, 1998.

Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, 150,000 shares authorized, 75,000 shares issued and outstanding as of April 4, 1998 and January 3, 1998. The stated quarterly dividend was declared on February 12, 1998, and paid on April 1, 1998.

Series C, 4.5% cumulative convertible preferred stock is $10 stated value, 100,000 shares authorized, 33,260 shares issued and outstanding as of April 4, 1998 and January 3, 1998. The stated quarterly dividend was declared on February 12, 1998, and paid on April 1, 1998.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,885,088 at April 4, 1998, and 29,875,488 at January 3, 1998. There were no dividends declared on the company's common stock for the three month period ended April 4, 1998.

NOTE 5 - Income (loss) per common share is computed using the weighted average number of common shares outstanding in the first three months of 1998 and 1997 of 29,881,290 and 29,384,201, respectively. The shares outstanding are the same for both basic and diluted earnings per share.

TULTEX CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
April 4, 1998

NOTE 6 - BUSINESS ACQUISITIONS
On March 6, 1998, the company purchased the stock of Liga Mayor de Mexico S.A. de C.V., an apparel sewing company located in Mexico. The aggregate purchase price was approximately $2,743,000, including transaction expenses. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include results of operations from the date of acquisition. The purchase included intangibles, such as trademarks, operating agreements and goodwill, valued at $2,300,000 to be amortized over 10 years.

 Tultex Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations

April 4, 1998

Results of Operations

The following table presents the company's consolidated statement of operations items as a percentage of net sales.


                                                           Three Months Ended
                                                  --------------------------------
                                                   04/04/98            04/05/97
                                                  ------------        ------------
Net Sales and Other Income                           100.0%              100.0%
                                                  ------------        ------------
Cost of Products Sold                                 75.6                74.2
Depreciation                                           5.1                 5.1
Selling, General and Administrative                   23.6                22.2
Interest                                               6.9                 5.5
                                                  ------------        ------------
Total Costs and Expenses                             111.2               107.0

                                                  ------------        ------------
Income (Loss) Before Income Taxes                    (11.2)               (7.0)
Benefit (Provision) for Income Taxes                   4.4                 2.7
                                                  ------------        ------------
Net Income (Loss)                                     (6.8)%              (4.3)%
                                                  ============        ============

Note:  Certain items have been rounded to cause the columns to add to 100%.

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the company's current expectations and there can be no assurances that the company's actual future performance will meet such expectations. Potential risks and uncertainties include such factors as the financial condition of the company, the cost of borrowings, the financial strength of the retail industry, the level of consumer spending on apparel, and the competitive pricing environment within the apparel industry. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.

Net sales and other income for the three months ended April 4, 1998, increased $.6 million, or .6%, from the first quarter of 1997. Activewear sales of $66.5 million represent an increase of $8.9 million, or 15.5%, as compared to the first quarter of 1997. The activewear increase resulted from the inclusion of sales for California Shirt Sales and T-Shirt City which were acquired during the second quarter of 1997. Licensed apparel sales of $33.7 million in the first quarter of 1998 represent a decrease of $8.3 million, or 19.8%, as compared to the first three months of 1997. The licensed apparel sales decrease resulted from weak demand for NBA products and continued softness in Major League Baseball.

Cost of products sold as a percentage of sales increased to 75.6% for the first quarter of 1998 compared to 74.2% for the comparable first quarter of last year. The decrease in margin as a percentage of sales reflects competitive price conditions and the shift in product mix toward jersey products which typically carry a lower margin than the company's fleece products.

Depreciation expense increased $56,000, or 1.1%, during the first quarter of 1998. This increase reflects a full quarter's depreciation on 1997 capital additions and is partially offset by reductions for certain assets that became fully depreciated during 1997.

Selling, general and administrative expenses (S,G&A) increased $1.5 million for the first quarter of 1998 compared to the same period of 1997. The primary reason for this increase was the inclusion of expenses for California Shirt Sales and T-Shirt City. This increase was partially offset by lower marketing expenses. As a percentage of sales, S,G&A expenses were 23.6% compared to 22.2% for the first three months of 1997.

Interest expense as a percentage of sales increased from 5.5%, or $5.5 million, for the first quarter of 1997 to 6.9%, or $6.9 million, for the comparable period of 1998. The 1998 increase is due to higher average borrowings and higher average borrowing rates. The higher average borrowings resulted from the company's two distributor acquisitions which occurred during the second quarter of 1997. The higher average borrowing rates were primarily due to the issuance of $75 million of 9 5/8% Senior Notes in the second quarter of 1997 which carry a higher rate than the company's revolving credit facility borrowings. The nature of the company's business requires extensive seasonal borrowings to support its working capital needs. For the first three months of 1998, working capital borrowings averaged $94.7 million at an average rate of 7.7% compared to $115.2 million and 7.0%, respectively, for the comparable period of the prior year.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for the first three months of 1998 as well as for the comparable period of 1997.

Financial Condition, Liquidity and Capital Resources
Net working capital at April 4, 1998 increased $12.3 million from year-end 1997 due primarily to higher inventories which were partially offset by lower accounts receivable. The increase in working capital was funded through an increase in the Company's long-term revolving line of credit. Inventories traditionally increase during the first half of the year to support second-half shipments. Compared to January 3, 1998, inventories increased $41.7 million, or 20.8%. Net accounts receivable decreased $30.6 million from January 3, 1998 to April 4, 1998 due to the seasonality of the company's business. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

The current ratio at April 4, 1998 was 8.0 compared to 8.1 at January 3, 1998.

Total long-term debt at April 4, 1998 included senior notes totaling $185 million and $108 million outstanding under the revolving credit facility. At the end of the first quarter of 1998, the company was in compliance with all debt covenants.

As of April 4, 1998 and January 3, 1998, a total of 833,400 common shares had been purchased and retired under the March 20, 1996 stock repurchase program.

Debt as a percentage of total capitalization was 62.6% as of April 4, 1998 compared to 60.0% as of January 3, 1998.

For the first three months of 1998, net cash used by operations was $16.2 million versus $6.2 million provided for the same period last year. Cash used for capital asset additions decreased $8.7 million in 1998 compared to the first three months of 1997. Cash provided by financing activities increased $13.9 million from the first three months of 1997. The company expects that annual cash flows from income adjusted for non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1998.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board (the "Board") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement in the first quarter of 1998, however there were no items which gave rise to other comprehensive income during either the first quarter of 1998 or the first quarter of 1997.

In June 1997, the Board issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement will change the way the company reports information about segments of their business in their annual financial statements and require the company to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement requires the company to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This statement is effective for financial statements for periods beginning after December 15, 1997. Disclosure of segment information is not required in interim financial statements in the initial year of its application.

TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
On May 5, 1998 at the company's Annual Meeting of Stockholders held in Martinsville, VA there were two matters submitted to a vote of security holders.

1. A Board of Directors, consisting of nine persons, was elected for the ensuing year.

2. The Board of Directors appointment of Price Waterhouse LLP, independent accountants, as auditors for fiscal 1998 was ratified.

The actual vote count for these matters is summarized below.

Board of Directors:

                                                                    Authority                               Broker
        Director                             For                    Withheld             Abstain            Non-Votes
        -------------------------------      -----------------      ---------------      -------------      -----------------
        Charles W. Davies, Jr.                22,635,001                 0                458,482                 0
        Lathan M. Ewers, Jr.                  22,432,020                 0                661,463                 0
        John M. Franck                        22,710,818                 0                382,665                 0
        Seth P. Bernstein                     22,515,396                 0                578,087                 0
        H. Richard Hunnicutt, Jr.             22,705,625                 0                387,858                 0
        F. Kenneth Iverson                    22,757,539                 0                335,944                 0
        Bruce M. Jacobson                     22,799,819                 0                293,664                 0
        Richard M. Simmons                    22,730,709                 0                362,774                 0
        Lynn J. Beasley                       22,741,795                 0                351,688                 0

Auditors:

                                                                    Authority                               Broker
        Independent Accountant               For                    Withheld             Abstain            Non-Votes
        -------------------------------      -----------------      ---------------      -------------      -----------------
        Price Waterhouse LLP                  22,948,890              64,108              80,485                  0



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

      None

Items 1, 2, 3 and 5 are inapplicable and are omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TULTEX CORPORATION
                                    (Registrant)



Date May 19, 1998                   /s/ C. W. Davies, Jr.
     ------------                   ---------------------
                                    C. W. Davies, Jr., President and Chief
                                    Executive Officer


Date May 19, 1998                   /s/ S. H. Wood
     ------------                   --------------
                                    Suzanne H. Wood,
                                    Vice President and Chief Financial Officer