Form 10-Q
period 1998-07-04
TULTEX CORP
filed 1998-08-17
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JULY 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to

                          Commission file number 1-8016

                               TULTEX CORPORATION
             (Exact name of registrant as specified in its charter)

Virginia                                               54-0367896
--------                                               ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia     24115
------------------------------------------------------------------     -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   540-632-2961
                                                     ------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                       ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,915,088 shares of Common Stock, $1 par value, as of August 17, 1998

                                                                               2
PART I. FINANCIAL INFORMATION
ITEM 1.

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED - $000'S OMITTED EXCEPT IN SHARES AND PER SHARE DATA) JULY 4, 1998 (AND JULY 5, 1997)

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                     --------------------------------------------
                                     JULY 4,    July 5,      July 4,    July 5,
                                       1998       1997         1998       1997
                                     --------   ---------    ---------  ---------
Net Sales and Other Income           $132,911   $ 148,117    $ 233,184  $ 247,747
                                     --------   ---------    ---------  ---------

Costs and Expenses:
Cost of Products Sold                 103,867     115,171      179,673    189,052
Depreciation                            5,064       5,092       10,212     10,184
Selling, General and
 Administrative                        21,760      19,562       45,376     41,718

Loss on Sale of Subsidiaries           16,304       -           16,304      -

Interest                                8,133       6,889       15,041     12,342
                                     --------   ---------     --------   --------
Total Costs and Expenses              155,128     146,714      266,606    253,296
                                     --------   ---------     --------   --------



Income (Loss) Before Income Taxes     (22,217)      1,403      (33,422)    (5,549)
Benefit (Provision) for Income
 Taxes (Note 3)                         8,665        (553)      13,035      2,164
                                     --------   ---------     --------   --------

NET INCOME (LOSS)                     (13,552)        850      (20,387)    (3,385)

Preferred Dividend Requirement
 (Note 4)                                (147)       (237)        (294)      (521)
                                     --------   ---------     --------   --------
Balance Applicable to Common Stock   $(13,699)  $     613     $(20,681)  $ (3,906)
                                     ========   =========     ========   ========

Weighted Average Common Shares
 Outstanding - Basic               29,885,088  29,978,823   29,883,189 29,679,919

Weighted Average Common Shares
 Outstanding - Diluted             29,885,088  30,093,679   29,883,189 29,679,919


NET INCOME (LOSS) PER COMMON SHARE
                  BASIC              $   (.46)  $     .02    $    (.69)  $   (.13)
                  DILUTED            $   (.46)  $     .02    $    (.69)  $   (.13)

Dividends Per Common Share (Note 4)  $     .00  $     .00    $     .00  $     .00

                                                                               3
TULTEX CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED - $000'S OMITTED)
JULY 4, 1998 (AND JANUARY 3, 1998)


                                                 JULY 4,          January 3,
Assets                                            1998               1998
------                                            ----               ----
Current Assets:
Cash                                           $   2,100          $   2,507
Accounts Receivable - Net of Allowances
 for Doubtful Accounts $4,106 (1998)
 and $4,205 (1997)                               117,983            123,315
Inventories (Note 2)                             261,982            199,855
Prepaid Expenses                                  11,323              9,290
Income Taxes Refundable (Note 3)                  16,543              2,696
                                              ----------       ------------
Total Current Assets                             409,931            337,663

Property, Plant and Equipment, Net of
 Depreciation                                    136,983            142,851
Intangible Assets                                 48,210             44,190
Other Assets                                      10,540             13,522
                                              ----------       ------------
Total Assets                                   $ 605,664          $ 538,226
                                              ==========       ============

Liabilities and Stockholders' Equity
Current Liabilities:

Notes Payable to Banks                         $   5,000          $   5,000
Current Maturities of Long-Term Debt                 406                527
Accounts Payable                                  23,882             26,437
Accrued Expenses                                  27,587              9,975
Dividends Payable                                   -                     3
                                              ----------       ------------
Total Current Liabilities                         56,875             41,942

Long-Term Debt, Less Current Maturities          360,222            285,727
Deferred Income Taxes                             11,278             11,278
Other Liabilities                                  3,713              5,167

Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 4)               198                198
Series B, $7.50 Cumulative Convertible
 Preferred Stock (Note 4)                          7,500              7,500
Series C, 4.5% Cumulative Convertible
 Preferred Stock (Note 4)                            333                333
Common Stock (Note 4)                             29,885             29,875
Capital in Excess of Par Value                     6,920              6,893
Retained Earnings                                129,242            150,005
Unearned Stock Compensation                          (88)               (91)
                                              ----------       ------------
                                                 173,990            194,713
Less Notes Receivable - Stockholders                 414                601
                                              ----------       ------------
Total Stockholders' Equity                       173,576            194,112
                                              ----------       ------------

Total Liabilities and Stockholders' Equity     $ 605,664          $ 538,226
                                              ==========       ============

TULTEX CORPORATION
===============================================================================
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED - $000'S OMITTED)
SIX MONTHS ENDED JULY 4, 1998 (AND JULY 5, 1997)


                                                    Six Months Ended
                                             -----------------------------
                                            JULY 4, 1998      July 5, 1997
                                            ------------      ------------
Operations:
Net Income  (Loss)                            $(20,387)        $ (3,385)
Items not Requiring (Providing) Cash:
Depreciation                                    10,212           10,184
Amortization of Intangible Assets                1,660              608
Other Deferrals                                 (1,454)            (871)
Other Non-Cash Items                                57             (188)

Changes in Assets and Liabilities:
Accounts Receivable                              5,332           25,814
Inventories                                    (62,127)         (58,521)
Prepaid Expenses                                (2,033)          (1,518)
Accounts Payable and Accrued Expenses           15,057           (8,759)
Income Taxes Refundable                        (13,847)          (4,714)
                                              --------         --------

Cash Provided (Used) by Operations             (67,530)         (41,350)
                                              --------         --------

Investing Activities:
Additions to Property, Plant and Equipment      (5,215)         (18,692)
Changes in Other Assets                            900                -
Business Acquisitions                           (2,743)         (21,875)
                                              --------         --------

Cash Provided (Used) by Investing Activities    (7,058)         (40,567)
                                              --------         --------
Financing Activities:

Issuance (Payment) of Short-Term Borrowings          -             (628)
Proceeds from Long-Term Borrowings                   -           75,000
Issuance (Payment) of Revolving Credit
 Facility Borrowings                            74,600           19,200
Payments on  Long-Term Borrowings                 (226)            (500)

Costs of Debt Issuance                               -           (2,204)
Cash Dividends                                    (297)            (521)
Proceeds from  Stock Plans                         104            1,964
Purchase of Preferred Stock                          -           (7,500)
Purchase of Common Stock                             -           (1,117)
                                              --------         --------

Cash Provided (Used) by Financing Activities    74,181           83,694
                                              --------         --------

Net Increase (Decrease) in Cash                   (407)           1,777

Cash at End of Prior Year                        2,507            1,654
                                              --------         --------

Cash at End of Period                         $  2,100         $  3,431
                                              --------         --------

                                                                               5
TULTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
JULY 4, 1998

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

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)

                        JULY 4, 1998         January 3, 1998
                     -----------------      -----------------
Raw Materials                  $36,086                $30,198
Supplies                        11,699                 10,958
Goods-in-Process                27,696                 19,391
Finished Goods                 186,501                139,308
                     -----------------      -----------------
  Total Inventory             $261,982               $199,855
                     =================      =================


NOTE 3 - Income taxes are provided based upon income or loss reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.

NOTE 4 - 5% percent cumulative preferred stock is $100 par value, 22,000 shares authorized, 1,975 shares issued and outstanding as of July 4,1998 and January 3, 1998. The stated quarterly dividend was declared on May 5, 1998, and paid on July 1, 1998.

Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, 150,000 shares authorized, 75,000 shares issued and outstanding as of July 4, 1998 and January 3, 1998. The stated quarterly dividend was declared on May 5, 1998, and paid on July 1, 1998.

Series C, 4.5% cumulative convertible preferred stock is $10 stated value, 100,000 shares authorized, 33,260 shares issued and outstanding as of July 4, 1998 and January 3, 1998. The stated quarterly dividend was declared on May 5, 1998, and paid on July 1, 1998.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 29,885,088 at July 4, 1998, and 29,875,488 at January 3, 1998.
There were no dividends declared on the company's common stock for the three month period ended July 4, 1998.

NOTE 5 - Income (loss) per common share is computed using the weighted average common shares outstanding. The only potential dilutive common shares are from outstanding stock options which add 114,856 shares, calculated using the treasury stock method, to the second quarter 1997 weighted average

                                                                               6
common shares outstanding.

NOTE 6 - On July 15, 1998 the Company completed the sale of substantially all the assets and business of LogoAthletic, Inc. and LogoAthletic/Headwear, Inc., its licensed apparel subsidiaries, to TKS Acquisition Inc., a new company headed by Thomas K. Shine, President and CEO of LogoAthletic. Consideration to the Company is approximately $96.0 million in cash and $12.5 million in subordinated notes of TKS due five years after the closing. Additional cash payments may be received by the Company if TKS reaches certain sales targets during the next two years. As part of the transaction, the Company repurchased $6.0 million of its outstanding preferred stock owned by investors in TKS.

An estimated pre-tax loss from the sale of $16.3 million (after-tax of $9.9 million or $0.33 per share) is reflected in the second quarter 1998 Consolidated Statement of Operations. Additional information about the sale can be found in Form 8-K filed with the Securities and Exchange Commission on July 29,1998.

NOTE 7 - The following financial information presents consolidated financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned guarantor subsidiaries on a combined basis ("Wholly-owned Guarantor Subsidiaries"), (iii) the wholly-owned non-guarantor subsidiaries on a combined basis ("Wholly-owned Non-guarantor Subsidiaries"), (iv) the majority-owned subsidiary ("Majority-owned Subsidiary") and (v) the company on a consolidated basis.

                                               Wholly-owned   Wholly-owned
                                                Guarantor    Non-guarantor   Majority-owned
(In thousands of dollars)          Parent      Subsidiaries   Subsidiaries    Subsidiary      Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------
For the three months ended
July 4, 1998

Net sales                       $  87,207        $ 37,199       $  43,269        $     -        $(34,764)       $132,911

Cost and expenses                 111,948          38,353          39,591              -         (34,764)        155,128
                                ----------------------------------------------------------------------------------------
Pretax income (loss)            $ (24,741)       $ (1,154)      $   3,678        $     -        $      -        $(22,217)
                                ----------------------------------------------------------------------------------------

For the three months ended
July 5, 1997

Net sales                       $  99,784        $ 41,539       $  32,993        $ 2,524        $(28,723)       $148,117

Cost and expenses                 101,958          39,657          31,174          2,552         (28,627)        146,714
                                ----------------------------------------------------------------------------------------
Pretax income (loss)            $  (2,174)       $  1,882       $   1,819        $   (28)       $    (96)       $  1,403
                                ----------------------------------------------------------------------------------------

For the six months ended
July 4, 1998

Net sales                       $ 142,184        $ 71,380       $  81,269        $     -        $(61,649)       $233,184

Cost and expenses                 179,243          74,627          74,385              -         (61,649)        266,606
                                ----------------------------------------------------------------------------------------
Pretax income (loss)            $ (37,059)       $ (3,247)      $   6,884        $     -        $      -        $(33,422)
                                ----------------------------------------------------------------------------------------

                                                                               7

                                         Wholly-owned   Wholly-owned
                                          Guarantor    Non-guarantor   Majority-owned
(In thousands of dollars)    Parent      Subsidiaries   Subsidiaries    Subsidiary      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------
For the six months ended
July 5, 1997

Net sales                  $  158,580       $  86,088       $  32,993         $ 5,285      $  (35,199)      $ 247,747

Cost and expenses             164,837          86,775          31,174           5,744         (35,234)        253,296
                           ------------------------------------------------------------------------------------------
Pretax income (loss)       $   (6,257)      $    (687)      $   1,819         $  (459)     $       35       $  (5,549)
                           ------------------------------------------------------------------------------------------

As of July 4, 1998


Current assets             $  300,476       $ 193,607       $  78,955         $     -      $ (163,107)      $ 409,931

Noncurrent assets             254,479          32,351          22,647               -        (113,744)        195,733
                           ------------------------------------------------------------------------------------------
Total assets               $  554,955       $ 225,958       $ 101,602         $     -      $ (276,851)      $ 605,664
                           ------------------------------------------------------------------------------------------

Current liabilities        $   37,043       $ 141,155       $  36,342         $     -      $ (157,665)      $  56,875

Noncurrent liabilities        372,629           2,428            (933)              -           1,089         375,213
                           ------------------------------------------------------------------------------------------
Total liabilities          $  409,672       $ 143,583       $  35,409         $     -      $ (156,576)      $ 432,088
                           ------------------------------------------------------------------------------------------

As of January 3, 1998


Current assets             $  230,643       $ 168,877       $  64,126         $     -      $ (125,983)      $ 337,663

Noncurrent assets             257,804          33,638          22,706               -        (113,585)        200,563
                           ------------------------------------------------------------------------------------------
Total assets               $  488,447       $ 202,515       $  86,832         $     -      $ (239,568)      $ 538,226
                           ------------------------------------------------------------------------------------------

Current liabilities        $   19,925       $ 117,462       $  24,989         $     -      $ (120,434)      $  41,942

Noncurrent liabilities        299,145           2,247            (306)              -           1,086         302,172
                           ------------------------------------------------------------------------------------------
Total liabilities          $  319,070       $ 119,709       $  24,683         $     -      $ (119,348)      $ 344,114
                           ------------------------------------------------------------------------------------------

                                                                               8
TULTEX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JULY 4, 1998

RESULTS OF OPERATIONS
---------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.
                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                   --------------------------------------
                                  07/04/98 07/05/97    07/04/98  07/05/97
                                  -------  -------     -------   -------

Net Sales and Other Income          100.0%    100.0%    100.0%    100.0%
                                    -----     -----     -----     -----
Cost of Products Sold                78.1      77.8      77.0      76.3

Depreciation                          3.8       3.4       4.4       4.1
Selling, General and
 Administrative                      16.4      13.2      19.4      16.8

Loss on Sale of Subsidiaries         12.3       -         7.0       -

Interest                              6.1       4.7       6.5       5.0
                                    -----     -----     -----     -----
Total Costs and Expenses            116.7      99.1     114.3     102.2
                                    -----     -----     -----     -----

Income (Loss) Before Income Taxes   (16.7)      0.9     (14.3)     (2.2)
Benefit (Provision) for Income
 Taxes                                6.5      (0.3)      5.6        .8
                                    -----     -----     -----     -----

Net Income (Loss)                   (10.2)%     0.6%     (8.7)%    (1.4)%
                                    =====     =====     =====     =====

Note:  Certain items have been rounded to cause the columns to add to 100%.

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the company's current expectations and there can be no assurances that the company's actual future performance will meet such expectations. Potential risks and uncertainties include such factors as the financial condition of the company, the cost of borrowings, the ability of the company to remain in compliance with its debt covenants, the financial strength of the retail industry, the level of consumer spending on apparel, the recent sale of the Company's licensed apparel subsidiaries and the competitive pricing environment within the apparel industry. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.

Net loss for the second quarter of 1998 was $13.6 million, or $0.46 per common share, compared with net income of $0.9 million, or $0.02 per common share in the second quarter of 1997. Results for the second quarter 1998 include a provision for an estimated pre-tax loss of $16.3 million (after-tax of $9.9 million or $0.33 per common share) related to the sale of substantially all the assets and business of LogoAthletic, Inc. and LogoAthletic/Headwear, Inc., Tultex's licensed apparel subsidiaries. Excluding the provision for estimated loss on the sale of the licensed apparel subsidiaries, the net loss for the quarter was $3.6 million, or $0.13 per common share. The net loss for the first six months of fiscal 1998 was $20.4 million, or $0.69 per common share, compared with a net loss of $3.4 million, or $0.13 per common share in the comparable 1997 period. Excluding the provision for estimated loss on the sale of the licensed subsidiaries, the net loss for the six-month period ended July 4, 1998 was $10.4 million, or $0.36 per common share.

Net sales and other income for the three months ended July 4, 1998 decreased $15.2 million, or 10.3%, from the second quarter of 1997. Activewear sales of $99.8 million decreased $13.3 million, or 11.7%, as compared to the second quarter of 1997. The activewear sales decrease resulted from lower volume in fleece products as well as lower prices in jersey products. Licensed apparel sales of $33.1 million in the second quarter of 1998 represent a decrease of $1.9 million, or 5.5%, as compared to the same period of the prior year. The licensed apparel sales decrease resulted from weak demand for NBA products.

                                                                               9
For the six months to date, net sales and other income decreased $14.6 million, or 5.9%. The activewear sales decrease of 2.6% reflect lower fleece sales which were partially offset by the inclusion of sales for California Shirt Sales and T-Shirt City which were acquired during the second quarter of 1997. The licensed apparel sales decrease of 13.2% resulted from weak demand for NBA products and softness in Major League Baseball.

Cost of products sold as a percentage of sales increased to 78.1% for the second quarter of 1998 compared to 77.8% for the comparable second quarter of last year. For the comparative six-month periods, cost as a percentage of sales increased from 76.3% to 77.0% in 1998. The decrease in margin as a percentage of sales reflects competitive price conditions and the shift in product mix toward jersey products which typically carry a lower margin than the company's fleece products.

Depreciation expense decreased $28,000, or .5%, from the second quarter of 1997, and for the six months depreciation increased $28,000, or .3% as compared to the same period in 1997.

Selling, general and administrative expenses (S,G&A) increased $2.2 million for the second quarter of 1998 compared to the same period of 1997. The primary reason for the increase was higher advertising expenses. As a percentage of sales, S,G&A expenses were 16.4% compared to 13.2% for the second quarter of 1997. During the six month period ended July 4, 1998, S,G&A expenses were $45.4 million, or 19.4% of sales, compared to $41.7 million, or 16.8% of sales, for the comparable period of the prior year. The primary reason for this increase was the inclusion of expenses of California Shirt Sales and T-Shirt City.

Interest expense for the second quarter of 1998 was $8.1 million compared to $6.9 million in the comparable period of 1997. The increase for the second quarter over the comparable period of 1997 is due to higher average borrowings and higher borrowing rates. Second quarter working capital borrowings averaged $144.3 million at an average rate of 8.3% compared to $111.8 million and 7.5%, respectively, for the comparable period of the prior year. Interest expense for the six months was $15.0 million compared to $12.3 million in the same period in 1997. The increase for the six months is due to higher average borrowings and higher average borrowing rates. The higher average borrowings resulted from the company's two distributor acquisitions which occurred during the second quarter of 1997. The higher average borrowing rates were primarily due to the issuance of $75 million of 9 5/8% Senior Notes in the second quarter of 1997 which carry a higher rate than the company's revolving credit facility borrowings. For the first six months of 1998, working capital borrowings averaged $119.5 million at an average rate of 8.1% compared to $113.6 million and 7.3%, respectively, for the comparable period of the prior year. The nature of the company's business requires extensive seasonal borrowings to support its working capital needs.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for both periods of 1998 as well as for the comparable periods of 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Net working capital at July 4, 1998 increased $57.3 million from year-end 1997 due primarily to higher inventories which were partially offset by lower accounts receivable. The increase in working capital was funded through an increase in the Company's long-term revolving line of credit. Inventories traditionally

                                                                              10
increase during the first half of the year to support second-half shipments. Compared to January 3, 1998, inventories increased $62.1 million, or 31.1%. Net accounts receivable decreased $5.3 million from January 3, 1998 to July 4, 1998 due to the seasonality of the company's business. Receivables normally peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

The current ratio at July 4, 1998 was 7.2 compared to 8.1 at January 3, 1998.

Total long-term debt at July 4, 1998 included senior notes totaling $185 million and $160.8 million outstanding under the revolving credit facility. At the end of the second quarter of 1998, the company was in compliance with all debt covenants.

Debt as a percentage of total capitalization was 67.8% as of July 4, 1998 compared to 60.0% as of January 3, 1998.

For the first six months of 1998, net cash used by operations of $67.4 million reflects the seasonal increase in inventories. Cash used for capital asset additions decreased $13.5 million in 1998 compared to the first six months of 1997. Cash provided by financing activities was $74.1 million, which was primarily used for working capital requirements. The company expects that annual cash flows from income adjusted for non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1998.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (the "Board") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement in the first quarter of 1998, however there were no items which gave rise to other comprehensive income during either the first six months of 1998 or the first six months of 1997.

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

TULTEX CORPORATION
PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

       None

(b)  Reports on Form 8-K
     --------------------

      The following reports on Form 8-K were filed during the quarter for which this report was filed:

      1. Current report on Form 8-K dated June 12, 1998 and filed on June 19, 1998 reporting under Item 5 the press release issued by the Registrant announcing the Registrant's agreement to sell its LogoAthletic, Inc, and LogoAthletic/Headwear Inc. subsidiaries.

      2. Current report on Form 8-K dated July 15, 1998 and filed July 29, 1998 reporting Item 2 and Item 7 including certain information concerning the Registrant's sale of its LogoAthletic Inc. and LogoAthletic/Headwear Inc. subsidiaries and unaudited pro forma information about the sale.


Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TULTEX CORPORATION
                                 ------------------
                                 (Registrant)



Date August 17, 1998             /s/ C. W. Davies, Jr.
     ---------------             ---------------------
                                 C. W. Davies, Jr., President and Chief
                                 Executive Officer


Date August 17, 1998             /s/ S. H. Wood
     ---------------             --------------
                                 Suzanne H. Wood,
                                 Vice President and Chief Financial Officer