Form 10-Q
period 1998-10-03
TULTEX CORP
filed 1998-11-17
CIK 100166

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   OCTOBER 3, 1998
                                 ---------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to

                          Commission file number 1-8016
                                                --------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,050,836 shares of Common Stock, $1 par value, as of November 16, 1998
----------                                             -----------------

                                                                             2
PART I. FINANCIAL INFORMATION
ITEM 1.

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED - $000'S OMITTED EXCEPT IN SHARES AND PER SHARE DATA) OCTOBER 3, 1998 (AND OCTOBER 4, 1997)




                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                     ----------------------------------------------
                                      OCTOBER     October     OCTOBER     October
                                      3, 1998     4, 1997     3, 1998     4, 1997
                                     ----------  ----------  ----------  ----------

Net Sales                             $ 136,409   $ 229,342   $ 369,075  $  476,682
                                             -
Cost of Products Sold                   118,347     183,026     307,968     381,318
                                     ----------  ----------  ----------  ----------
Gross Profit                             18,062      46,316      61,107      95,364
Selling, General and Administrative      14,929      27,448      60,818      70,088
                                     ----------  ----------  ----------  ----------
Operating Income                          3,133      18,868         289      25,276

Other (Income) Expense:
Interest Expense                          7,318       7,853      22,360      20,195
Interest Income and Other, Net             (261)       (473)     (1,029)       (858)

Loss on Sale of Subsidiaries               -           -         16,304          -
                                     ----------  ----------  ----------  ----------



Income (Loss) Before Income Taxes        (3,924)     11,488     (37,346)      5,939
Benefit (Provision) for Income
Taxes                                     1,530      (4,479)     14,565      (2,315)
                                     ----------  ----------  ----------  ----------

NET INCOME (LOSS)                        (2,394)      7,009     (22,781)      3,624

Preferred Dividend Requirement
(Note 4)                                    (55)       (143)       (349)       (664)
                                     ----------  ----------  ----------  ----------

Balance Applicable to Common Stock     $ (2,449)   $  6,866  $  (23,130)  $  (2,960)
                                     ==========  ==========  ==========  ==========

Weighted Average Common Shares
Outstanding - Basic                  30,004,249  29,904,382  29,923,542  29,752,870

Weighted Average Common Shares
Outstanding - Diluted                30,004,249  32,642,776  29,923,542  29,887,686


NET INCOME (LOSS) PER COMMON SHARE

                  BASIC                $   (.08)   $    .23    $   (.77)  $     .10

                  DILUTED              $   (.08)   $    .22    $   (.77)  $     .10


Dividends Per Common Share (Note 4)    $    .00    $    .00    $    .00   $     .00

                                                                              3
TULTEX CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED - $000'S OMITTED)
OCTOBER 3, 1998 (AND JANUARY 3, 1998)

                                                                           October 3, 1998        January 3, 1998
                                                                           ---------------        ---------------
Assets
------
Current Assets:
Cash                                                                          $   1,523             $   2,507
Accounts Receivable - Net of Allowances for Doubtful
   Accounts $7,141 (1998) and $4,205 (1997)                                     100,529               123,315
Inventories (Note 2)                                                            183,012               199,855
Prepaid Expenses                                                                  6,105                 9,290
Income Taxes Refundable                                                          19,952                 2,696
                                                                          -------------          ------------
Total Current Assets                                                            311,121               337,663
Property, Plant and Equipment, Net of
Depreciation                                                                    110,881               127,191
Intangible Assets                                                                22,853                44,190
Other Assets                                                                     42,895                29,182
                                                                          -------------          ------------
Total Assets                                                               $    487,750           $   538,226
                                                                          =============          ============

Liabilities and Stockholders' Equity
-------------------------------------
Current Liabilities:
Notes Payable to Banks                                                      $      -                $   5,000
Current Maturities of Long-Term Debt                                               -                      527
Accounts Payable                                                                 24,357                26,437
Accrued Expenses                                                                 11,664                 9,975
Dividends Payable                                                                    31                     3
                                                                          -------------          ------------
Total Current Liabilities                                                        36,052                41,942

Long-Term Debt, Less Current Maturities                                         270,005               285,727
Deferred Income Taxes                                                            11,278                11,278
Other Liabilities                                                                 5,156                 5,167

Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 4)                                              198                   198
Series B, $7.50 Cumulative Convertible Preferred Stock (Note 4)                   1,500                 7,500
Series C, 4.5% Cumulative Convertible Preferred Stock (Note 4)                      -                     333
Common Stock (Note 4)                                                            30,051                29,875
Capital in Excess of Par Value                                                    7,099                 6,893
Retained Earnings                                                               126,793               150,005
Unearned Stock Compensation                                                         (44)                  (91)
                                                                          -------------          ------------
                                                                                165,597               194,713
Less Notes Receivable - Stockholders                                                338                   601
                                                                          -------------          ------------
Total Stockholders' Equity                                                      165,259               194,112
                                                                          -------------          ------------
Total Liabilities and Stockholders' Equity                                $     487,750          $    538,226
                                                                          =============          ============

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED - $000'S OMITTED)
NINE MONTHS ENDED OCTOBER 3, 1998 (AND OCTOBER 4, 1997)



                                                                                   NINE MONTHS ENDED
                                                                           ------------------------------------
                                                                            October 3, 1998     October 4, 1997
                                                                           -----------------    ----------------
Operations:
Net Income  (Loss)                                                            $  (22,781)         $   3,624
Items not Requiring (Providing) Cash:

Depreciation                                                                      14,735             15,035

Amortization of Intangible Assets                                                  2,747              1,241
Other Deferrals                                                                      695               (475)
Other Non-Cash Items                                                                  94                 46
(Gain) Loss on Sale of Assets                                                      4,901                (89)

Changes in Assets and Liabilities, Net of Effect of Sale
  of Subsidiaries
Accounts Receivable                                                               (2,701)           (31,602)
Inventories                                                                      (52,794)           (27,429)
Prepaid Expenses                                                                   1,714             (2,818)
Accounts Payable and Accrued Expenses                                             10,044             (2,902)
Income Taxes Refundable                                                          (17,256)              (403)
                                                                              -----------       -------------

Cash Provided (Used) by Operations                                               (60,602)           (45,772)
                                                                              -----------       -------------

Investing Activities:
Capital Expenditures                                                              (6,980)           (24,992)
Changes in Other Assets                                                           (1,931)            (1,957)
Business Acquisitions                                                             (2,743)           (21,875)

Proceeds from Sale of Subsidiaries                                                 98,531               -
Proceeds from Sale of Property and Equipment                                         100              2,158
                                                                            -------------       -------------

Cash Provided (Used) by Investing Activities                                      86,977            (46,666)
                                                                            -------------       -------------

Financing Activities:
Issuance (Payment) of Short-Term Borrowings                                       (5,000)              (746)
Proceeds from Long-Term Borrowings                                                    -              75,000
Issuance (Payment) of Revolving Credit
Facility Borrowings                                                              (15,600)            29,400
Payments on  Long-Term Borrowings                                                   (619)              (516)
Costs of Debt Issuance                                                                -              (2,174)
Cash Dividends                                                                      (321)              (664)
Proceeds from  Stock Plans                                                           181                373
Purchase of Preferred Stock                                                       (6,000)            (7,500)
Issuance (Purchase) of Common Stock                                                   -                (425)
                                                                            -------------       -------------

Cash Provided (Used) by Financing Activities                                     (27,359)            92,748
                                                                            -------------       -------------

Net Increase (Decrease) in Cash                                                     (984)               310

Cash at End of Prior Year                                                          2,507              1,654
                                                                            -------------       -------------
Cash at End of Period                                                         $    1,523              1,964
                                                                            =============      ==============

TULTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 3, 1998

NOTE 1 - The accompanying unaudited consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 1998. This balance sheet, statement of operations and statement of cash flows have been prepared from the Company's records and are subject to audit and year-end adjustments.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - A summary of inventories by component follows.
(In thousands of dollars)

                       October 3, 1998        January 3, 1998
                      ------------------     ------------------
Raw Materials                    $9,616                $30,198
Supplies                          6,549                 10,958
Goods-in-Process                 26,543                 19,391
Finished Goods                  140,304                139,308
                      ==================     ==================
  Total Inventory              $183,012               $199,855
                      ==================     ==================


NOTE 3 - The Company's $187 million revolving credit facility was amended to reflect the proceeds from the sale of substantially all the assets of its LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. (LogoAthletic) licensed apparel subsidiaries, and to limit monthly working capital borrowings to the amount necessary to meet seasonal operating requirements. The facility was also amended to modify certain of the existing loan covenants. Monthly borrowing limits available through 1999 range from a minimum of $29.1 million in the period of lowest seasonal activity to a maximum of $87.5 million during the peak seasonable borrowing period. After 1999, the revolving credit facility returns to a level of $87.5 million for all months. For the third quarter, the Company was in compliance with its covenants or had received waivers for any violations in the debt covenants.

NOTE 4 - 5% percent cumulative preferred stock is $100 par value, 22,000 shares authorized, 1,975 shares were issued and outstanding as of October 3, 1998 and January 3, 1998. The stated quarterly dividend declared on August 4, 1998 has not been paid due to restrictions in the Company's bond indenture.

Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, 150,000 shares authorized, 15,000 shares were issued and outstanding as of October 3, 1998 and 75,000 shares were issued and outstanding as of January 3, 1998. On July 15, 1998 as part of sale of LogoAthletic, the Company repurchased 60,000 shares of the outstanding preferred stock owned by investors in TKS Acquisition, Inc., at the stated value of $100 per share. Also as part of the transaction, the company paid a prorata dividend to the owners of the 60,000 shares repurchased. The stated quarterly dividend on the remaining 15,000 shares declared on August 4, 1998 has not been paid due to restrictions in the Company's bond indenture.

On August 4, 1998, all 33,260 outstanding shares of the Series C, 4.5% cumulative convertible preferred stock, $10 stated value, 100,000 shares authorized, were exchanged for 143,827 shares of the Company's common stock. There was no Series C, 4.5% cumulative convertible preferred stock outstanding as of October 3, 1998. There were 33,260 shares outstanding as of January 3, 1998.

Common stock, $1 par value, 60,000,000 shares authorized, shares issued and outstanding were 30,050,836 at October 3, 1998, and 29,875,488 at January 3, 1998. There were no dividends declared on the company's common stock for the three month period ended October 3, 1998.

NOTE 5 - Income (loss) per common share is computed using the weighted average common shares outstanding. The following table reconciles the numerators and denominators of basic and diluted earnings per share for the three months ended October 4, 1997 and the nine months ended October 4, 1997. The assumed conversion of the Company's Series B convertible preferred stock and its convertible subordinated debt would have an anti-dilutive effect for the three months ended October 4, 1997. Since the Company incurred losses for both the three month and nine months ended October 3, 1998, basic and diluted earnings per share, and weighted average shares outstanding, were the same for both periods.

                                 Three Months Ended       Nine Months Ended
                                   October 4, 1997         October 4, 1997
                                   ---------------        -----------------
Numerator for basic EPS -
   Balance applicable to
   common                      $          6,866          $         2,960

Convertible subordinated
   debenture interest, net
   of taxes                                 213                      -

Convertible preferred
  dividends                                 140                      -
                                 -----------------        ----------------

Numerator for diluted EPS      $          7,219          $         2,960
                               ===================      ===================

Denominator for basic EPS
  Weighted average number
  of common shares
  outstanding                            29,904                   29,753

Diluted effect of stock
  options, computed using the
  treasury stock method                     101                      135

Diluted effect of the
  conversion of the
  convertible subordinated
  debentures                              1,889                       -

Diluted effect of the
  conversion of the convertible
  preferred stock                           749                       -
                                 -----------------        ----------------

Denominator for diluted EPS              32,643                   29,888
                                 =================      ==================

Earnings per common share-basic   $         .23             $        .10
Earnings per common share-diluted           .22                      .10

NOTE 6 - On July 15, 1998 the Company completed the sale of substantially all the assets of LogoAthletic to TKS Acquisition Inc., a new company headed by Thomas K. Shine, President and CEO of LogoAthletic. Consideration to the Company was $98.5 million in cash and $12.5 million in subordinated notes of TKS due five years after the closing. Additional cash payments may be received by the Company if TKS reaches certain sales targets during the next two years. As part of the transaction, the Company repurchased $6.0 million of its outstanding preferred stock owned by investors in TKS.

An estimated pre-tax loss from the sale of $16.3 million (after-tax of $9.9 million or $0.33 per share) was reflected in the second quarter 1998 Consolidated Statement of Operations. Additional information about the sale can be found in Form 8-K filed with the Securities and Exchange Commission on July 29, 1998.

NOTE 7 - The following financial information presents consolidated financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned guarantor subsidiaries on a combined basis ("Wholly-owned Guarantor Subsidiaries"), (iii) the wholly-owned non-guarantor subsidiaries on a combined basis ("Wholly-owned Non-guarantor Subsidiaries"), (iv) the LogoAthletic subsidiaries that were sold during the third quarter of 1998 ("Subsidiaries Sold") and (v) the company on a consolidated basis.



                                               Wholly-owned     Wholly-owned
                                               Guarantor        Non-guarantor    Subsidiaries
(In thousands of dollars)              Parent  Subsidiaries     Subsidiaries     Sold  (a)       Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------------------

For the three months ended
October 3, 1998

Net sales                           $121,838       $5,850          $39,372          $ 3,358        (34,009)           $136,409
Cost and expenses                    128,330        5,352           36,016            4,644        (34,009)            140,333
                                    -------------------------------------------------------------------------------------------
Pretax income (loss)                $ (6,492)     $   498         $  3,356         $ (1,286)     $      -               (3,924)
                                    -------------------------------------------------------------------------------------------

For the three months ended
October 4, 1997

Net sales                           $125,393       $6,788          $43,725          $79,179       $(25,743)           $229,342
Cost and expenses                    127,284        5,507           39,482           71,305        (25,724)            217,854
                                    -------------------------------------------------------------------------------------------

Pretax income (loss)                $ (1,891)      $1,281         $  4,243         $  7,874       $    (19)          $  11,488
                                    -------------------------------------------------------------------------------------------

For the nine months ended
October 3, 1998

Net sales                           $263,562      $17,409         $120,675          $63,072       $(95,643)           $369,075
Cost and expenses                    307,116       15,410          110,434           69,104        (95,643)            406,421
                                    -------------------------------------------------------------------------------------------

Pretax income (loss)                $(43,554)    $  1,999        $  10,241         $ (6,032)           -             $ (37,346)
                                    -------------------------------------------------------------------------------------------




                                                                                                                                  8
                                               Wholly-owned     Wholly-owned
                                               Guarantor        Non-guarantor    Subsidiaries
(In thousands of dollars)              Parent  Subsidiaries     Subsidiaries     Sold  (a)       Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------------------

For the nine months ended
October 4, 1997

Net sales                         $  283,681      $18,728          $81,996         $153,218       $(60,941)           $476,682
Cost and expenses                    291,830       15,625           76,393          147,852        (60,957)            470,743
                                 -------------------------------------------------------------------------------------------------

Pretax income (loss)              $   (8,149)    $  3,103         $  5,603         $  5,366       $     16          $    5,939
                                 -------------------------------------------------------------------------------------------------

As of October 3, 1998

Current assets                    $  266,019      $ 8,427          $50,037        $      -         (13,362)           $311,121
Noncurrent assets                    191,428        1,701           24,019               -         (40,519)            176,629
                                 ------------------------------------------------------------------------------------------------
Total assets                      $  457,447      $10,128         $74,056         $      -       $ (53,881)           $487,750
                                 ------------------------------------------------------------------------------------------------

Current liabilities               $   21,513       $2,806           $5,577        $      -          $6,156            $ 36,052
Noncurrent liabilities               286,229           54             (933)              -           1,089             286,439
                                 ------------------------------------------------------------------------------------------------
Total liabilities                 $  307,742       $2,860           $4,644        $      -          $7,245            $322,491
                                 ------------------------------------------------------------------------------------------------

As of January 3, 1998

Current assets                    $  230,643     $168,777          $64,126        $      -       $(125,983)           $337,663
Noncurrent assets                    257,804       33,638           22,706               -        (113,585)            200,563
                                 -------------------------------------------------------------------------------------------------

Total assets                      $  488,447     $202,515          $86,832        $      -       $(239,568)           $538,226
                                 -------------------------------------------------------------------------------------------------

Current liabilities               $   19,925     $117,462          $24,989        $      -       $(120,434)           $ 41,942
Noncurrent liabilities               299,145        2,247             (306)              -           1,086             302,172
                                 -------------------------------------------------------------------------------------------------
Total liabilities                 $  319,070     $119,709          $24,683        $      -       $(119,348)           $344,114
                                 -------------------------------------------------------------------------------------------------



(a)Represents LogoAthletic which was a Wholly-owned Guarantor Subsidiary prior to the sale. The effect on operations for the three month and nine months periods for 1997 have been reclassified to conform with 1998 presentation.

                                                                               9
TULTEX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OCTOBER 3, 1998

RESULTS OF OPERATIONS
----------------------

The following table presents the company's consolidated statement of operations items as a percentage of net sales.

                                   Three Months Ended       Nine Months Ended
                                   --------------------------------------------
                                   10/03/98  10/04/97      10/03/98    10/04/97
                                   -------   -------        -------    --------
Net Sales                          100.0%    100.0%          100.0%     100.0%
Cost of Products Sold               86.8      79.8            83.4       80.0
                                   -------   -------        -------    -------
Gross Profit                        13.2      20.2            16.6       20.0
Selling, General and
Administrative                      10.9      12.0            16.5       14.7
                                   -------   -------        -------    -------
Operating Income                     2.3       8.2             0.1        5.3
Interest Expense                     5.4       3.4             6.1        4.2
Interest Income and Other, Net      (0.2)     (0.2)           (0.3)      (0.2)
Loss on Sale of Subsidiaries         -         -               4.4         -
                                   -------   -------         -------    -------
Income (Loss) Before Income Taxes   (2.9)      5.0           (10.1)       1.3
Benefit (Provision) for Income
Taxes                                1.1      (2.0)            3.9       (0.5)
                                   -------  -------         -------     -------
Net Income (Loss)                   (1.8)%     3.0%           (6.2)%      0.8%
                                   =======   =======        =======     =======

Note:  Certain items have been rounded to cause the columns to add to 100%.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REFLECTING THE COMPANY'S CURRENT EXPECTATIONS AND THERE CAN BE NO ASSURANCES THAT THE COMPANY'S ACTUAL FUTURE PERFORMANCE WILL MEET SUCH EXPECTATIONS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE SUCH FACTORS AS THE FINANCIAL CONDITION OF THE COMPANY, THE COST OF BORROWINGS, THE ABILITY OF THE COMPANY TO REMAIN IN COMPLIANCE WITH ITS DEBT COVENANTS, THE FINANCIAL STRENGTH OF THE RETAIL INDUSTRY, THE LEVEL OF CONSUMER SPENDING ON APPAREL, THE COMPETITIVE PRICING ENVIRONMENT WITHIN THE APPAREL INDUSTRY AND REMEDIATION OF YEAR 2000 COMPUTER PROBLEMS. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Net loss applicable to common stock for the third quarter of 1998 was $2.4 million, or $0.08 per share, compared with net income applicable to common stock of $6.9 million, or $0.23 per share in the third quarter of 1997. On a pro forma basis, assuming the sale of the LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. (LogoAthletic) licensed apparel subsidiaries had occurred at the beginning of the applicable period, net loss applicable to common stock for the third quarter of 1998 was $1.4 million, or $0.05 per share, compared to pro forma net income applicable to common stock of $3.8 million, or $0.13 per share in the third quarter of 1997. The net loss applicable to common stock for the first nine months of fiscal 1998 was $23.1 million, or $0.77 per share, compared with a net income applicable to common stock of $3.0 million, or $0.10 per share in the comparable 1997 period. Results for the nine months of 1998 include a provision for an estimated pre-tax loss of $16.3 million (after-tax of $9.9 million or $0.33 per share) related to the sale of substantially all the assets of LogoAthletic. Excluding the provision for estimated loss on the sale of the LogoAthletic, the net loss applicable to common stock for the nine-month period ended October 3, 1998 was $13.2 million, or $0.44 per share. On a pro forma basis, the net loss applicable to common stock for the first nine months of fiscal 1998, excluding the loss on the sale of LogoAthletic, was $7.2 million, or $.24 per share, compared to pro forma net income applicable to common

                                                                              10
stock of $3.8 million, or $.13 per share, in the comparable period of 1997.

Net sales for the three months ended October 3, 1998 were $136.4 million as compared to $229.3 million in the comparable period of 1997. The decline is primarily a result of the LogoAthletic sale on July 15, 1998. On a pro forma basis, excluding the effects of LogoAthletic, sales were $136.9 million for the 1998 period as compared to $157.5 million in the 1997 period. The pro forma sales decrease is the result of lower volume in fleece products as well as lower prices in jersey products. Sales volume for jersey products increased in 1998 compared to 1997.

For the nine months to date, net sales decreased $107.6 million, or 22.6%. The nine month period includes LogoAthletic sales through July 14, 1998. The decrease in sales is due primarily to the sale of LogoAthletic, lower activewear sales and lower licensed apparel sales in the first six months of 1998 compared to the same period in 1997. The activewear sales decrease of 5.7% reflects lower volume in fleece products as well as lower prices in jersey products. The decrease in licensed apparel sales resulted from weak demand for NBA products. On a pro forma basis, sales for the nine months to date were $318.1 million compared to pro forma sales of $343.3 million in the comparable period of 1997.

Gross profit percentage of 13.2% in the three months ended October 3, 1998 declined 7.0% from 20.2% in the three months ended October 4, 1997. The decline is primarily the result of the sale of LogoAthletic, as these businesses operated with higher gross profit percentages than the activewear business. On a pro forma basis, excluding the effects of LogoAthletic, the gross profit percentage was 12.9% in the three months ended October 3, 1998 as compared to 14.3% in the comparable 1997 period. The decrease reflects competitive pricing pressure on jersey products and the shift in product mix toward jersey products which typically carry a lower margin than the Company's fleece products. For the nine-month period, the gross profit percentage of 16.6% in 1998 declined 3.4% from the 1997 percentage of 20.0%. On a pro forma basis, the gross profit percentage of 14.3% in the nine-month period of 1998 declined 1.3% from the 1997 percentage due to competitive price conditions.

Selling, general and administrative expenses (S,G&A) decreased $12.5 million for the third quarter of 1998 compared to the same period of 1997. As a percentage of sales, S,G&A expenses were 10.9% compared to 12.0% for the third quarter of 1997. The primary reason for the decrease was the sale of LogoAthletic, which incurred proportionally higher advertising and marketing costs than the activewear business. On a pro forma basis, excluding the effect of LogoAthletic, third quarter 1998 S,G&A expenses of $12.8 million were 9.4% of pro forma sales as compared to $10.9 million, or 6.9% of pro forma sales in the comparable 1997 period. The increase results from higher computer equipment and software amortization and higher advertising expenses. For the nine-month period ended October 3, 1998, S,G&A expenses were $60.8 million, or 16.5% of sales, compared to $70.1 million, or 14.7% of sales in 1997. On a pro forma basis, excluding the effect of LogoAthletic, S,G&A expenses in 1998 of $39.2 million, or 12.3% of sales, were higher than the comparable 1997 amount of $33.0 million, or 9.6% of sales. The increase in spending is primarily the result of the inclusion of the Cal Shirt and T-Shirt City subsidiaries, which were purchased in the second quarter of 1997, for the entire period in 1998. In addition, higher computer equipment and software amortization and higher advertising expenses contributed to the increase as a percentage of sales.

Interest expense for the third quarter of 1998 was $7.3 million compared to $7.9 million in the comparable period of 1997. The decrease for the third quarter over the comparable period of 1997 is due to lower

                                                                              11
average borrowings, partially offset by higher borrowing rates. Third quarter working capital borrowings averaged $104.7 million at an average rate of 8.5% compared to $160.9 million and 7.2%, respectively, for the comparable period of the prior year. The reduction in average borrowings reflect the proceeds received from the sale of LogoAthletic. Interest expense for the nine months was $22.4 million compared to $20.2 million in the same period in 1997. The increase for the nine months is due to higher average borrowing rates. The higher average borrowing rates were due to the issuance of $75 million of 9 5/8% Senior Notes in the second quarter of 1997, which carry a higher rate than the Company's revolving credit facility borrowings, and a higher rate on the working capital borrowings. For the first nine months of 1998, working capital borrowings averaged $114.6 million at an average rate of 8.2% compared to $129.7 million and 7.2%, respectively, for the comparable period of the prior year. The nature of the Company's business requires extensive seasonal borrowings to support its working capital needs.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 39% for both periods of 1998 as well as for the comparable periods of 1997.

YEAR 2000
----------
The Year 2000 issue is the result of computer systems and other equipment with embedded chips using two digits, rather than four, to define the applicable year. If the Company's computer systems are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, computer applications could fail or create erroneous results which could have a material adverse impact on the Company's business, operations or financial condition in the future.

The Company began addressing the Year 2000 issue in 1995 with the formation of a Y2K Team. The Company is in the process of addressing Year 2000 compliance, both internally and with third parties. The Company's objective is to confirm compliance by July 3, 1999. Third parties that are not compliant at that time may delay compliance. The Year 2000 Project is comprised of four phases:

    1. Inventory of all hardware, software, local area networks, personal computers, telecommunications equipment and software (data and voice), program logic controllers (PLC) and non-information technology embedded software and equipment.
    2.   Assessment of the inventory through testing for Year 2000 compliance.
    3. Remediation of all affected systems. Systems will be modified, upgraded or replaced as appropiate for compliance. Contingency plans will be established for areas of concern.
    4. Testing of internal system compliance and testing with customers and suppliers will be performed on an ongoing basis until project completion.

The Company has completed the inventory phase. The assessment and remediation phases are in process. The assessment phase is scheduled for completion by January 2, 1999. The remediation phase is scheduled for completion by April 3, 1999. The testing phase will be ongoing as hardware and software is remediated, upgraded or replaced.

As part of the Year 2000 Project, the Company is implementing a new Enterprise Resource Planning system (ERP), which will replace 80% of the Company's Legacy systems with Year 2000 compliant software. All major infrastructure, computers, PC's and telecommunications equipment has been replaced with Year 2000 compliant hardware and software as part of the project. The Company has implemented approximately 75% of the system to date with the remaining 25% scheduled to be implemented by April 3,

                                                                              12
1999. Additionally, the company is in the process of loading the Year 2000 compliant versions of electronic data interchange (EDI) systems for testing with the Company's customers. This testing is scheduled to commence in the first quarter of 1999. The remaining Legacy software has been identified, assessment is nearing completion, and upgrades or replacements are being ordered for non-compliant software and hardware. Updates or modification to this software is scheduled for completion by April 3, 1999, with testing scheduled for completion by July 3, 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts with all major suppliers to gauge compliance and exposure in these areas. The Company has formally requested written confirmation of Year 2000 compliance from its major contractors and vendors. Approximately 50% have responded to date. Specific testing will be requested where appropriate. Should any vendor, supplier, equipment or process not be able to conform within the prescribed timeframes, the Company will take appropriate action to ensure continuity of its business. Contingency plans will be developed for any area not able to conform within the prescribed timeframe. While approaches to reducing risks of interruption due to supplier failures will vary by facility, options include identification of alternate suppliers, stockpiling raw materials and adjusting operating schedules. Costs associated with any contingency will be determined as this assessment continues.

Year 2000 Project costs are linked with the ERP implementation costs. Total costs for both the Year 2000 Project and the ERP system implementation is expected to be approximately $20.5 million. Of this total, $19.5 million has been incurred and capitalized as part of the ERP implementation as of October 3, 1998. The remaining $1.0 million is specifically related to Year 2000 project costs and will be expensed as incurred over the next twelve to fifteen months. These costs will include external testing with banks, vendors and customers, as well as EDI software upgrades. The Company believes the remaining costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and about the Year 2000 compliance of its major suppliers and customers. The Company believes that, with the implementation of its new ERP systems and the completion of the Year 2000 project as scheduled, the possibility of interruptions of normal operations is reduced.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Net working capital at October 3, 1998 decreased $20.7 million from year-end 1997 due primarily to lower inventories and accounts receivable, partially offset by higher income taxes refundable. Compared to January 3, 1998, inventories decreased $16.8 million, or 8.4%. Net accounts receivable decreased $22.8 million from January 3, 1998 to October 3, 1998. The decrease in inventories and accounts receivable resulted primarily from the sale of LogoAthletic. Income taxes refundable increased $17.3 million as a result of the net loss incurred for the nine month period.

The current ratio at October 3, 1998 was 8.6 compared to 8.1 at January 3, 1998.

Total long-term debt at October 3, 1998 included senior notes totaling $185 million and $70.6 million outstanding under the revolving credit facility. The reduction in long-term debt from January 3, 1998 reflects the applicaton of the proceeds received from the sale of LogoAthletic against the Company's revolving credit facility, offset by additional borrowings.

The Company's $187 million revolving credit facility was amended to reflect the proceeds from the sale of LogoAthletic and to limit monthly working capital borrowings to the amount necessary to meet seasonal operating requirements. The facility was also amended to modify certain of the existing loan covenants. Monthly borrowing limits available through 1999 range from a minimum of $29.1 million in the period of lowest seasonal activity to a maximum of $87.5 million during the peak seasonable borrowing period. After 1999, the revolving credit facility returns to a level of $87.5 million for all months. For the third quarter, the Company was in compliance with its covenants or had received waivers for any violations in the debt covenants.

Debt as a percentage of total capitalization was 62.0% as of October 3, 1998 compared to 60.0% as of January 3, 1998.

For the first nine months of 1998, net cash used by operations of $60.5 million reflects an increase in inventories and accounts receivable. Cash provided by investing activities was $86.9 million in 1998 compared to cash used in the first nine months of 1997 of $46.8 million. The cash provided in 1998 reflects the proceeds from the sale of LogoAthletic and lower capital additions as compared to 1997. Cash used by financing activities was $27.4 million in 1998 compared to cash provided in the first nine months of 1997 of $92.7 million. The cash used in financing activities reflects the application of the proceeds from the sale of LogoAthletic against the Company's revolving credit facility partially offset by cash used for the Company's working capital requirements. The cash provided by financing activities in 1997 reflects the issuance of $75 million in senior notes. The company expects that annual cash flows from income adjusted for non-cash items, supplemented by the revolving credit facility, will be adequate to support requirements for the remainder of 1998.

NEW ACCOUNTING STANDARDS
------------------------

In June 1997, the Financial Accounting Standards Board (the "Board") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement in the first quarter of 1998, however there were no items which gave rise to other comprehensive income during either the first nine months of 1998 or the first nine months of 1997.

In June 1997, the Board issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement will change the way the company reports information about segments of their business in their annual financial statements and require the company to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports

                                                                              14
revenues, and its major customers. The Statement requires the company to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This statement is effective for financial statements for periods beginning after December 15, 1997. Disclosure of segment information is not required in interim financial statements in the initial year of its application.


TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits
     --------
       10.1 Amended Credit Agreement for $112 Million Revolving Credit Facility, dated September 18, 1998

       10.2 Amended Credit Agreement for $87.5 Million Revolving Credit Facility, dated November 16, 1998

(b)  Reports on Form 8-K
     --------------------

       None

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TULTEX CORPORATION
                                          (Registrant)



Date November 17, 1998                    /s/ C. W. Davies, Jr.
     -----------------                    ------------------
                                          C. W. Davies, Jr., President and Chief
                                          Executive Officer


Date November 17, 1998                    /s/ J. F. Kies
     -----------------                    ---------------
                                          Jeffrey F. Kies,
                                          Controller and Chief Accounting
                                          Officer

                                                                              15
Exhibit 10.1


                                 AMENDMENT NO. 2


      THIS AMENDMENT NO. 2 dated as of September 18, 1998 (the "Amendment") relating to the Credit Agreement referenced below, by and among TULTEX CORPORATION, a Virginia corporation (the "Borrower"), the Guarantors and Banks identified therein, and NATIONSBANK, N.A., as Administrative Agent (the "Administrative Agent"). Terms used but not otherwise defined shall have the meanings provided in the Credit Agreement.

                               W I T N E S S E T H

      WHEREAS, a $187 million credit facility has been extended to Tultex Corporation pursuant to the terms of that Credit Agreement dated as of May 15, 1997 (as amended and modified the "Credit Agreement") among Tultex Corporation, the Guarantors and Banks identified therein, Corestates Bank, N.A. and First Union National Bank, as co-agents and NationsBank, N.A., as Administrative Agent;

      WHEREAS, the Credit Agreement was the subject of an Amendment, Consent and Waiver dated as of March 10, 1998 and a Consent dated as of May 8, 1998;

      WHEREAS, the Borrower has requested certain modifications under of the Credit Agreement;

      WHEREAS, such modification and waiver requires the consent of the Required Banks;

      WHEREAS, the Required Banks have consented to the requested modifications and waiver on the terms and conditions set forth herein;

      NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

      1. The Credit Agreement is amended and modified in the following respects:

            1.1 The aggregate Revolving Committed Amount referenced in Section 2.01, which currently reads "(i) with regard to the Banks collectively, the amount of Committed Revolving Loans outstanding shall not at any time exceed ONE HUNDRED EIGHTY-SEVEN MILLION DOLLARS ($187,000,000) in the aggregate (as such aggregate maximum amount may be reduced from time to time as hereinafter provided, the "Revolving Committed Amount")" is reduced and amended to read as follows:

                                                                            16
            (i) with regard to the Banks collectively, the amount of Committed Revolving Loans outstanding shall not at any time exceed ONE HUNDRED TWELVE MILLION DOLLARS ($112,000,000) in the aggregate (as such aggregate maximum amount may be reduced from time to time as hereinafter provided, the "Revolving Committed Amount")" is reduced and amended to read as follows:

            1.2 Certain Letters of Credit were previously issued under the Credit Agreement for the benefit of Logo Athletic, Inc. ("Logo") and Logo Athletic/Headwear, Inc. ("LogoAH"). Substantially all of the assets and operations of the Logo and LogoAH were recently sold (consent to which was given by the Required Lenders by way of the Consent dated as of May 8, 1998). So as not to disrupt operations, the purchaser of Logo and LogoAH has requested that the existing Letters of Credit issued under the Credit Agreement remain outstanding for a bridge period. The Lenders hereby consent to the requested arrangement whereby Letters of Credit previously issued in support of operations of Logo and LogoAH may remain outstanding without replacement, and the related Letters of Credit and Letter of Credit Obligations will not constitute usage under, or otherwise count against, the aggregate Revolving Committed Amount; provided that (i) all such Letters of Credit shall be replaced or shall expire or terminate prior to December 31, 1998; and (ii) the maximum amount available to be drawn under such Letters of Credit shall be supported by a back-up irrevocable letter of credit in form and tenor substantially in the form attached as Schedule I from PNC Bank, N.A. or other bank reasonably acceptable to the Administrative Agent and the Required Lenders.

            1.3 In Section 1.01, the definition of "Net Income Available for Fixed Charges" is amended to restate clause (ii) of the "plus" provision thereof to read as follows:

            "(ii) all provisions for any Federal, state or other income taxes or refunds made by the Borrower and its Restricted Subsidiaries during such period,"

            1.4 The financial covenants in Section 6.11 are amended and restated to read as follows:

      6.11  Financial Covenants.
            -------------------

                  (a) Consolidated Tangible Net Worth. The Borrower will not permit Consolidated Tangible Net Worth on each Determination Date after the Closing Date to be less than $118,000,000 beginning the Determination Date occurring as of the end of the second fiscal quarter of 1998 and thereafter; provided, however, the minimum Consolidated Tangible Net Worth required hereunder shall increase on the last day of each fiscal year to occur after the Closing Date to an amount equal to the sum of (i) the Consolidated Tangible Net Worth required to be maintained on the last day of the immediately preceding fiscal year, plus (ii) an amount equal to 50% of Consolidated Net Income for the fiscal year ending as of such date (or if Consolidated Net Income is a deficit figure for such year, then zero), plus (iii) 100% of the net proceeds received by the Borrower or any Restricted Subsidiary pursuant to any Equity Transaction from and after the Closing Date (other than and to the extent, the net proceeds from a Equity Transaction shall be used within 90 days of receipt to redeem or purchase preferred stock of the Borrower).

                  (b) Consolidated Funded Debt to Consolidated Tangible Capitalization Ratio. On each Determination Date the Borrower will not permit the ratio of the aggregate outstanding principal amount of Consolidated Funded Debt to Consolidated Tangible Capitalization to exceed .78:1.0.

                                                                              17
                  (c) Fixed Charges Coverage Ratio. The Borrower will keep and maintain as of each Determination Date to occur during the periods shown a ratio of Net Income Available for Fixed Charges to Fixed Charges for a period of four consecutive fiscal quarters ending as of the Determination Date of not less than:

                  Fiscal Year  1QE     2QE    3QE     4QE
                  -----------  ---     ---    ---     ----
                     1998      .80     .85    .60    1.05
                     1999      1.15   1.25    1.25   1.25

                  and on each Determination Date thereafter at 1.25.

                  (d) Current Ratio. There shall be maintained as of each Determination Date, a Current Ratio, of at least 3.0:1.0.

                  (e) Consolidated Leverage Ratio. On each Determination Date, the Consolidated Leverage Ratio will be not greater than:

                  Fiscal Year  1QE     2QE    3QE     4QE
                  -----------  ---     ---    ---     ---
                     1998                    11.50   6.10
                     1999      5.60   6.00    5.40   4.40

                  and on each Determination Date thereafter at 4.40.

            1.5 An updated version of Schedule 2.01(a) is attached as a convenience to reflect the decrease in aggregate Revolving Committed Amounts and changes in the composition of the Lenders.

      2. The effectiveness of this Amendment is subject to satisfaction of the following conditions:

            (a) receipt by the Administrative Agent of copies of this Amendment executed by the Credit Parties and Required Lenders;

            (b) receipt by the Administrative Agent of corporate resolutions and legal opinions relating to this Amendment in form and substance satisfactory to the Administrative Agent and Required Lenders; and

            (c) receipt by the Administrative Agent of an amendment fee of $140,000 to be shared ratably by the Lenders approving this Amendment.

      3. Except as expressly modified hereby, all of the terms and provisions of the Credit Agreement remain in full force and effect.

      4. The Borrower agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this Amendment, including the reasonable fees and expenses of the Administrative Agent's legal counsel.

      5. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original. It shall not be necessary in making proof of this Amendment to produce or account for more than one such counterpart.

      6. This Amendment, as the Credit Agreement, shall be deemed to be a contract under, and shall for all purposes be construed in accordance with, the laws of the Commonwealth of Virginia.

      IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date first above written.

BORROWER:               TULTEX CORPORATION,
---------               a Virginia Corporation

                        By:___________________________________

                        Title:

GUARANTORS:
----------
                        DOMINION STORES, INC.,
                        a Virginia corporation

                        By:___________________________________

                        Title:

                        LOGOATHLETIC, INC.,
                        a Virginia corporation

                        By:___________________________________

                        Title:

                        LOGOATHLETIC HEADWEAR, INC.,
                        a Massachusetts corporation

                        By:___________________________________

                        Title:

                        CALIFORNIA SHIRT SALES, INC.

                        By: ___________________________________

                        Title:

BANKS:
------
                        NATIONSBANK, N.A.,
                        individually in its capacity as a Bank
                        and in its capacity as Administrative Agent

                        By:___________________________________

                        Title:

                        FIRST UNION NATIONAL BANK ,
                        individually in its capacity as a Bank
                        and in its capacity as a Co-Agent

                        By:___________________________________

                        Title:

                        BANK OF TOKYO - MITSUBISHI TRUST COMPANY

                        By: ___________________________________

                        Title:

                        THE FIRST NATIONAL BANK OF CHICAGO

                        By: ___________________________________

                        Title:

                        PNC BANK, NATIONAL ASSOCIATION

                        By: ___________________________________

                        Title:

                        MORGAN GUARANTY TRUST COMPANY OF
                          NEW YORK

                        By: ___________________________________

                        Title:

                                                                                                                                21


                                          Schedule 2.01(a)
                                          -----------------
                                       Schedule of Banks and
                                       ---------------------
                                             Commitment
                                             ----------

                         Address                                    Revolving        Trade LOC          Standby LOC
                       for Funding         Address for              Committed        Committed           Committed
       Bank           and Payments        Other Notices              Amount            Amount              Amount         Percent
       ----           ------------        -------------              ------            ------              ------         -------

NationsBank, N.A.   NationsBank, N.A       NationsBank, N.A.      $22,160,427.81   $13,850,267.38    $1,978,609.26       19.786096%
                    101 N. Tryon St.       NationsBank Corporate
                    Independence Center     Center, 8th Floor
                    NC1-001-15-04          NC1-007-08-11
                    Charlotte, NC 28255    100 N. Tryon St.
                    Attn: Mike Stearns     Charlotte, NC 28255
                    Phone: (704)386-9046   Attn: E. Phifer Helms
                    Fax: (704)386-9973     Phone: (704)386-5358
                                           Fax:  (704)386-1270

First Union National                       First Union  National
Bank                                       Bank
                                           301 S. College Street  $47,914,438.50   $11,229,946.53    $1,604.278.08       42.780749%
                                           DC-5
                                           Charlotte, NC 28288-0767
                                           Attn:  Chris Ulrich
                                           Phone:  (704)715-1057
                                           Fax:   (704)374-3300


The First National                         The First National
Bank of Chicago                            Bank of Chicago        $14,973,262.03    $9,358,288.77    $1,336,898.40       13.368984%
                                           One First National Plaza
                                           Suite 0167
                                           Chicago, IL  60670
                                           Attn:  Courtenay Wood
                                           Phone:  (312)732-1563
                                           Fax:   (312)732-5435


                                                                                                                                22
                                          Schedule 2.01(a)
                                          -----------------
                                       Schedule of Banks and
                                       ---------------------
                                             Commitment
                                             ----------
                         Address                                    Revolving        Trade LOC          Standby LOC
                       for Funding         Address for              Committed        Committed           Committed
       Bank           and Payments        Other Notices              Amount            Amount              Amount         Percent
       ----           ------------        -------------              ------            ------              ------         -------

 Bank of Tokyo-                            Bank of Tokyo -
 Mitsubishi Trust                          Mitsubishi Trust Company
 Company                                   1251 Avenue of the
                                           Americas                $8,983,957.22    $5,614,973.26      $802,139.04        8.021390%
                                           New York, NY 10020-
                                           1104
                                           Attn:  Rolando Uy
                                           Phone:  (212)413-8570
                                           Fax:  (212) 766-3127


PNC Bank, N.A.                             PNC Bank, N.A.          $8,983,957.22    $5,614,973.26      $802,139.04        8.021390%
                                           249 Fifth Avenue
                                           Pittsburgh, PA 15222
                                           Attn:  Rose M. Crump
                                           Phone:  (412)762-2539
                                           Fax:  (412)762-6484

Morgan Guaranty Trust                      Morgan Guaranty Trust   $8,983,957.22    $5,614,973.26      $802,139.04        8.021390%
Company of New York                        Company of New York
                                           60 Wall Street,
                                           22nd Floor
                                           New York, NY  10260
                                           Attn:  David Common
                                           Phone: (212)648-3319
                                           Fax:  (212)648-5336
                                                                    ------------    -------------    -------------     -----------
                                                                 $112,000,000.00   $70,000,000.00   $10,000,000.00      100.000000%


                                    Schedule I
                                    ----------

                         Form of Backup Letter of Credit




Exhibit 10.2


                       AMENDMENT, CONSENT AND WAIVER NO. 4


      THIS AMENDMENT, CONSENT AND WAIVER NO. 4 dated as of November 16, 1998 (the "Amendment") relating to the Credit Agreement referenced below, by and among TULTEX CORPORATION, a Virginia corporation (the "Borrower"), the Guarantors and Banks identified therein, and NATIONSBANK, N.A., as Administrative Agent (the "Administrative Agent"). Terms used but not otherwise defined shall have the meanings provided in the Credit Agreement.

                               W I T N E S S E T H

      WHEREAS, a $187 million credit facility has been extended to Tultex Corporation pursuant to the terms of that Credit Agreement dated as of May 15, 1997 (as amended and modified the "Credit Agreement") among Tultex Corporation, the Guarantors and Banks identified therein, Corestates Bank, N.A. and First Union National Bank of Virginia, as co-agents and NationsBank, N.A., as Administrative Agent;

      WHEREAS, the credit facility was permanently reduced to $112 million pursuant to the Consent dated as of May 8, 1998;

      WHEREAS, the Borrower has requested certain modifications under of the Credit Agreement;

      WHEREAS, such modification and waiver requires the consent of the Required Banks;

      WHEREAS, the Required Banks have consented to the requested modifications and waiver on the terms and conditions set forth herein;

      NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

      1. The Credit Agreement is amended and modified in the following respects:

            1.1 In Section 1.1, the pricing grid in the definition of "Applicable Percentage" is amended to read as follows:

                                 Applicable Percentage
                              ----------------------------
                       Eurodollar Loans                Standby
       Consolidated         and                       Letter of
         Leverage        Fed Funds       Adjusted CD   Credit       Commitment
           Ratio       Swingline Loans      Loans        Fee           Fee
           -----       ---------------     ------     --------        ------
          > 6.50           3.50%           3.625%       3.50%        0.500%
      >6.50 but > 5.75     2.50%           2.625%       2.50%        0.500%
      -

      <  5.75 but > 5.00   2.25%           2.375%       2.25%        0.500%
      -

      < 5.00 but > 4.25    2.00%           2.125%       2.00%        0.375%
      -

      < 4.25 but > 3.50    1.75%           1.875%       1.75%        0.375%
      -

      < 3.50 but > 2.75    1.50%           1.625%       1.50%        0.250%
      -
         < 2.75            1.25%           1.375%       1.25%        0.250%
         -

            1.2 The aggregate Revolving Committed Amount is hereby permanently reduced to Eighty-Seven Million Five Hundred Thousand Dollars ($87,500,000) and the proviso of the first sentence of Section 2.1 is amended to read as follows:

            ; provided, however, (i) with regard to the Banks collectively, the amount of Committed Revolving Loans outstanding shall not at any time exceed EIGHTY-SEVEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($87,500,000) in the aggregate (as such aggregate maximum amount may be reduced from time to time as hereinafter provided, the "Revolving Committed Amount"), provided that the Obligations outstanding hereunder shall not, without the prior written consent of the Required Lenders, at any date specified below exceed the amounts shown below (on any day, the lesser of the Revolving Committed Amount or the amounts shown below hereafter shall be referred to as the "Available Revolving Committed Amount"):

        on the                                 on the
  Last Business Day of                   Last Business Day of
    the Fiscal Quarter                    the Fiscal Quarter
    ending on the date                    ending on the date
        shown below                           shown below
        -----------                          ------------
    December 5, 1998     $66,800,000         July 3, 1999           $62,600,000
    January 1, 1999      $57,800,000         August 7, 1999         $82,900,000
    February 2, 1999     $50,500,000         September 4, 1999      $87,500,000
    March 6, 1999        $44,900,000         October 2, 1999        $74,600,000
    April 3, 1999        $39,600,000         November 6, 1999       $70,100,000
    May 8, 1999          $47,900,000         December 4, 1999       $53,300,000
    June 5, 1999         $56,900,000         January 1, 2000        $29,100,000
                                                Thereafter        the Revolving
                                                              Committed Amount

      and (ii) with regard to each Bank individually, each such Bank's pro rata share of outstanding Committed Revolving Loans plus Swingline Loans plus LOC Obligations shall not any time exceed such Bank's pro rata share of the aggregate Available Revolving Committed Amount; and provided, further, that notwithstanding anything herein to the contrary, the sum of Committed Revolving Loans plus Swingline Loans plus LOC Obligations shall not at any time exceed the aggregate Available Revolving Committed Amount.

            1.3 The reference in clause (iii) of the proviso of the first sentence of Section 2.07(a) to "aggregate Revolving Committed Amount" is amended to read "aggregate Available Revolving Committed Amount".

            1.4 The reference in clause (ii) of the proviso of the first sentence of Section 2.08(a) to "Revolving Committed Amount" is amended to read "aggregate Available Revolving Committed Amount".

            1.5 In Section 2.09(a)(iii), the reference in clause (A) to "such Bank's Revolving Committed Amount" is amended to read "such Bank's pro rata share of the aggregate Available Revolving Committed Amount", and the reference in clause (B)(I) to "aggregate Revolving Committed Amount" is amended to read "aggregate Available Revolving Committed Amount".

            1.6 In Section 2.11(b) there shall be inserted immediately following the first sentence the following:

      For purposes hereof, the unused amount of the Revolving Committed Amount shall be the difference between (i) aggregate outstanding Committed Revolving Loans and LOC Obligations and (ii) the aggregate Available Revolving Committed Amount.

            1.7 In clause (i) of Section 2.12(b) the reference to "aggregate Revolving Committed Amount" is amended to read "aggregate Available Revolving Committed Amount".

      2. The Required Banks hereby waive any Default or Event of Default which existed or may have existed at the end of the Borrower's third fiscal quarter of 1998 (September 30, 1998) solely on account of noncompliance with the Fixed Charges Coverage Ratio under Section 6.11(c) and the Consolidated Leverage Ratio under Section 6.11(e) of the Credit Agreement. This waiver is expressly limited to the third fiscal quarter of 1998 ending September 30, 1998. This waiver does not extend to any subsequent periods, as to which the Fixed Charges Coverage Ratio or the Consolidated Leverage Ratio shall be in full force and effect as provided in Section 6.11(c) and (d), respectively, of the Credit Agreement.

      3. The Borrower hereby represents and warrants in connection herewith that as of the date hereof (after giving effect hereto) (i) the representations and warranties set forth in Section 5 of the Credit Agreement are true and correct in all material respects (except those which expressly relate to an earlier date), and (ii) no Default or Event of Default presently exists under the Credit Agreement.

      4. The effectiveness of this Amendment is subject to satisfaction of the following conditions:

                                                                              27
            (a) receipt by the Administrative Agent of copies of this Amendment executed by the Credit Parties and Required Lenders;

            (b) receipt by the Administrative Agent of corporate resolutions and legal opinions relating to this Amendment in form and substance satisfactory to the Administrative Agent and Required Lenders; and

            (c) receipt by the Administrative Agent of an amendment fee of 12.5 b.p.s. on the Revolving Committed Amount of each of the Lenders approving this Amendment.

      5. Except as expressly modified hereby, all of the terms and provisions of the Credit Agreement remain in full force and effect.

      6. The Borrower agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this Amendment, including the reasonable fees and expenses of the Administrative Agent's legal counsel.

      7. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original. It shall not be necessary in making proof of this Amendment to produce or account for more than one such counterpart.

      8. This Amendment, as the Credit Agreement, shall be deemed to be a contract under, and shall for all purposes be construed in accordance with, the laws of the Commonwealth of Virginia.

                   [Remainder of Page Intentionally Left Blank]

      IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date first above written.

BORROWER:               TULTEX CORPORATION,
--------                a Virginia Corporation

                        By:___________________________________

                        Title:

GUARANTORS:
----------
                        DOMINION STORES, INC.,
                        a Virginia corporation

                        By:___________________________________

                        Title:

                        LOGOATHLETIC, INC.,
                        a Virginia corporation

                        By:___________________________________

                        Title:

                        LOGOATHLETIC HEADWEAR, INC.,
                        a Massachusetts corporation

                        By:___________________________________

                        Title:

                        CALIFORNIA SHIRT SALES, INC.

                        By: ___________________________________

                        Title:


BANKS:
-----
                        NATIONSBANK, N.A.,
                        individually in its capacity as a Bank
                        and in its capacity as Administrative Agent

                        By:___________________________________

                        Title:

                        FIRST UNION NATIONAL BANK ,
                        individually in its capacity as a Bank
                        and in its capacity as a Co-Agent

                        By:___________________________________

                        Title:

                        BANK OF TOKYO - MITSUBISHI TRUST COMPANY

                        By: ___________________________________

                        Title:

                        THE FIRST NATIONAL BANK OF CHICAGO

                        By: ___________________________________

                        Title:

                        PNC BANK, NATIONAL ASSOCIATION

                        By: ___________________________________

                        Title:

                        MORGAN GUARANTY TRUST COMPANY OF
                          NEW YORK

                        By: ___________________________________

                        Title: