Form 10-K
period 1999-01-02
TULTEX CORP
filed 1999-04-19
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   January 2, 1999
                                            OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to
                               ---------------------------
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

$20,659,482 at April 16, 1999.
------------------------------

                      (APPLICABLE TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,050,155 shares of Common Stock, $1 par value, as of  March 22, 1999.
----------                         --                  ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      Those portions of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders ("1999 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

ITEM 1. BUSINESS
----------------

GENERAL

Tultex Corporation (the "Company") is a marketer, manufacturer and distributor of activewear apparel for consumers and sports enthusiasts. The Company's product line includes fleeced sweats and jersey products (outerwear T-shirts). Products are sold under Tultex-owned labels, led by Discus Athletic(R), and under private labels including Nike, Pro Spirit and Jerry Leigh. The Company holds an exclusive license for domestic distribution of the OPSport(R) brand and motorsports-related licenses for apparel from NASCAR, CART and numerous racing teams. The Company's embroidered and silk-screen line of motorsports racing apparel licensed designs is sold under the Track Gear(R) brand.

In February 1999, the Company received a commitment for a new, secured credit facility with maximum borrowing availability of up to $150 million with Bank of America Business Credit ("BABC"), subject to a borrowing base of inventories and receivables. This facility is scheduled to close on May 10, 1999 and will replace the existing unsecured revolving credit facility. In connection with this refinancing, the Company made a solicitation to its noteholders, and received the requested consents to permit the Company to grant BABC a first security interest in accounts receivable, inventories and related assets. Additional information regarding these transactions can be found within Items 7 and 8 of this Form 10-K.

On July 15, 1998, the Company completed the sale, for $98.5 million of cash and $12.5 million of buyer indebtedness, of substantially all of the assets of its LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic") subsidiaries which marketed licensed sports apparel and headwear. The LogoAthletic subsidiaries held licenses from the major professional sports of football, baseball, basketball and hockey, and from many colleges, to market apparel and headwear decorated with proprietary logos and designs. Through the sale of the licensed business, the Company divested itself of a business that in recent years had penalized its earnings. From cash received, the Company applied approximately $93 million to debt reduction.

During fiscal 1998, the Company experienced a net loss of $36.5 million, or $1.23 per share, compared with a net loss of $4.8 million, or $0.19 cents per share, in fiscal 1997. On a pro forma basis, excluding the operating results and loss on sale of LogoAthletic, the 1998 net loss of $20.0 million, or $0.67 per share, compared with a 1997 net loss of $2.5 million, or $0.10 per share. 1998 was a disappointing year for the industry. Asian countries and developing countries of Latin America impacted the pricing and relative price/value relationships with some of the products in the industry. As a result, the Company, along with others in the industry, suffered significant sales losses in fleece products and ended the year with high fleece inventory levels and greater debt than anticipated. Furthermore, T-shirt pricing experienced severe pressure from industry over-capacity, depressing the Company's sales and gross margins for jersey products. Warm weather across the United States, including high temperature days through mid-December, severely impacted retail sales of fleece and other outerwear products. Initiatives to improve the future cost structure of the Company required significant capital spending in 1997 and the streamlining of operating facilities in 1998. These initiatives include:

o closing four domestic sewing operations in order to further shift sewing production to non-US locations where costs are lower;

o strategically changing the Company's distribution network to minimize transportation costs by adding geographically dispersed warehouse facilities and closing other warehouses;

o  personnel reductions primarily attained through attrition; and

o bringing major capital projects on-line to improve textile manufacturing efficiencies and yields.

Historically, Tultex has been a producer of quality fleece products for sale to distributors and resale to consumers under private labels. However, in the 1980's, the activewear industry began to change. Increasing consumer demand attributed to more active and casual lifestyles and the industry's historically good long-term growth prospects and low fashion risk as compared to other apparel products, attracted large, well-financed companies which acquired competitors of the Company. During the 1990's, merchandise retailers began to exert pressure on margins for lower-priced fleece products as well as requiring more complex distribution services in a compressed shipping season.

In recent years, Tultex has pursued a strategy to enhance its competitiveness and to capitalize on growth opportunities by becoming a consumer-oriented apparel maker able to compete in a changing industry. This strategy includes the following elements:

     HIGHER-MARGIN PRODUCTS. The Company seeks to strengthen its competitiveness through (i) the development of branded and private label, higher-quality and higher-margin products to supplement its traditionally strong position in the lower-priced segment of the business and (ii) since 1991, the manufacture of jersey products. The Company has developed its own brands, promoting Discus Athletic(R) and Track Gear(R) for its premium products and using the Tultex(R) label for the value-oriented and wholesale segments of the market. In addition, Tultex has partnering arrangements to supply higher-quality, private label products. Sales of the higher-margin branded and premium private label products have grown from 13.8% of consolidated sales in 1993 to 26.1% in 1998.

      CUSTOMER RELATIONSHIPS. Tultex actively pursues relationships with department, sporting goods and other specialty stores, such as Sears, JC Penney, Modell's, Dillard's, Foot Locker, Champs, Fred Meyer and Sports Authority, to distribute its higher-margin branded and private label products. In addition, the Company continues to supply high volume retailers such as Kmart and Target with private label Tultex(R) products. The Company believes that it provides customers with exceptional service and support. Its distribution capabilities are responsive to customers' changing delivery and inventory management requirements.

     EMPHASIS ON WHOLESALE DISTRIBUTION. In 1997, Tultex continued its emphasis on distribution channels, by acquiring California Shirt Sales, Inc., Fullerton, California, a major jerseywear distributor in the western U.S. and T-Shirt City, Cincinnati, Ohio, a major distributor of jerseywear in the midwest. In 1998, T-Shirt City opened distributor warehouses in Charlotte, North Carolina, and

     Boston, Massachusetts. These warehouses expanded the Company's distributor one-day delivery service to include the southeastern and northeastern United States. These acquisitions complement the Company's strategy to become more vertically integrated from the manufacture of fleece and jerseywear to distributing consumer products at wholesale to retailers.

INDUSTRY

The Company produces fleecewear and jersey products for sale at a broad range of price points through all major distribution channels. All activewear industry and market share data included herein has been estimated by the Company based on data provided by NPD AMERICAN SHOPPER PANEL, a leading provider of market information on the textile industry.

FLEECEWEAR. The fleecewear industry had retail sales of approximately $7.3 billion in 1998. The predominant fleecewear products are sweatshirts and sweatpants.

Fleecewear products have registered significant improvements in fabric weights, blends, quality of construction, size, style and color availability over the past few years. In particular, garments are sized larger and typically use heavier, more shrink-resistant fabrics. In addition, acrylic-dominant blends have been supplanted by polyester-dominant and cotton-dominant blends. Despite these upgrades in product specifications, retail prices have remained relatively flat in real terms due to improvements in manufacturing technology and competitive pressures.

Fleecewear exhibits a marked seasonality. For example, over the past three fiscal years, an average of 67.9% of the Company's fleecewear unit sales have occurred in the third and fourth quarters.

JERSEY (OUTERWEAR T-SHIRTS). Unit retail sales of jersey products have grown 21.8% from 1995 to 1998 and in 1998 totaled $12.6 billion or 2,242 million units. Like fleecewear, the industry characteristics of jersey apparel include low fashion risk and long-term growth. Imports are a greater threat as the weight/labor ratio and the freight costs involved are lower for jersey products than for fleecewear; however, the ability to produce large volumes with short delivery times gives domestic manufacturers an advantage over import competition in both fleecewear and jersey apparel.

INDUSTRY MAKEUP AND RETAIL CHANNELS. Both the fleecewear and jerseywear industries are fragmented with no one manufacturer accounting for a significant portion of industry sales. In 1998, the five largest fleece manufacturers together accounted for an estimated 24.7% of the branded market in the fleecewear industry, with Sara Lee Corporation, Russell Corporation, Fruit-of-the-Loom, VF Corporation and Tultex accounting for approximately 8.3%, 6.8%, 5.1%, 2.3% and 2.2% of the wholesale industry sales, respectively. In 1998, the five largest jersey manufacturers together accounted for an estimated 11.9% of the branded market in the jersey industry, with Sara Lee Corporation, Russell Corporation, Fruit-of-the-Loom, VF Corporation and Tultex accounting for approximately 4.2%, 3.3%, 1.5 %, 1.5% and 1.4% of wholesale industry sales, respectively. The activewear industry has been characterized since the 1980's by acquisition of existing competitors by larger companies with substantial financial resources and manufacturing and distribution capabilities. These factors and the resulting price reductions and inventory build-ups have adversely affected participants in the activewear industry, including Tultex, particularly with respect to the fleecewear industry. Fleecewear is distributed through department stores, chain stores and sporting goods stores, although mass merchandisers, wholesale clubs, and other discount retailers represent a dominant and growing percentage of the total fleecewear market.

COMPETITIVE FACTORS. The Company believes that price and quality are the primary factors in consumer purchasing decisions. Brand name is often a proxy for quality; as a result, those companies with brand name recognition enjoy increased sales from this competitive advantage.

COMPANY PRODUCTS

The principal activewear products of the Company are fleeced knitwear items such as sweatshirts, jogging suits, hooded jackets, headwear and jersey apparel for work and casual wear. The Company manufactures apparel products principally under the Discus Athletic(R) and Tultex(R) brands. Products carrying the Discus Athletic(R) name are marketed for sale to chains such as Foot Locker, department stores such as Sears and sporting goods stores, while Tultex(R) products are marketed for sale to mass merchandisers such as Kmart and wholesale clubs. The Company also manufactures private-label products for sale under many labels, including Nike, Pro Spirit and Jerry Leigh. Under the Track Gear brand, the Company offers items such as T-shirts, sweatshirts, windbreakers and hats featuring designs involving NASCAR drivers and cars.

MARKETING AND SALES
The Company has shifted its marketing strategy in recent years to focus on the development of its own brands and sales through distribution channels that support higher margins. In particular, the Company has devoted significant resources to the promotion of its Discus Athletic(R) and Track Gear(R) brands. Advertising expenses were $17.1 million and $23.6 million in 1998 and 1997, respectively. On a pro forma basis, excluding LogoAthletic, advertising expenses were $10.7 million in 1998 and $11.1 million in 1997.

At January 2, 1999, Dominion Stores, Inc., a wholly-owned subsidiary, operated 10 outlet stores in North Carolina, Virginia and West Virginia, which sell surplus company apparel and apparel items of other manufacturers, and operated 20 The Sweatshirt Company retail stores in 12 states, which primarily sell first-quality company-made products and accessories, and operated 2 LogoAthletic stores in Indiana which primarily sell surplus licensed apparel. Dominion Stores' total sales in fiscal 1998 and 1997 were $13.5 million and $15.5 million, respectively.

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

The Company continually reviews its cost structure and methods of manufacturing and distributing its products in order to remain cost competitive. Over the last several years, the Company has closed or sold some of its costlier, less efficient operations, including four domestic sewing operations in 1998 and 1999. The Company expects that certain cost savings may be achieved through lower average production costs in the more modern facilities and higher capacity utilization in the remaining plants.

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

During fiscal 1989 through fiscal 1997, the Company invested approximately $232 million to open new facilities, including sewing facilities in Roanoke, Virginia, and Montego Bay, Jamaica (a leased facility), and the highly automated Customer Service Center in Martinsville, Virginia, and to modernize other facilities. Open-end spinning frames were acquired to increase yarn production and reduce costs, higher color quality and lower dyeing costs were achieved from the installation of new jet dyeing equipment, new dryers were added in the fabric finishing process, automated cutting machines were introduced, and new information systems were implemented.

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

The Martinsville cutting facility uses advanced Bierrebi automatic continuous cutting machines with computer-controlled hydraulic die-cutting heads and "lay-up" machines and high-speed reciprocating knives. Sewing production at the Company's five sewing facilities, along with various sewing contractors used by the Company, is organized on an assembly-line basis.

The Company relies on a knitting ticket system to track and report the manufacturing process from yarn inventory through the knitting of individual rolls of fabric into greige cloth storage. From this point, the shop floor control module of the manufacturing system monitors and reports the movement of each production lot through the operations of dyeing, finishing, cutting and sewing. Each sewing plant then electronically transmits an advance shipping notice to the automated Customer Service Center so the distribution planning module at the center can plan the arrival and storage/packing of the sewn garments. Knitting monitor systems, cutting production systems and sewing production systems use computer-based data collection on each knitting, cutting and sewing machine to monitor machine and operator efficiency, data that is useful for quality control, incentive-based payroll data and production management information.

SOURCING

The Company currently maintains full package sourcing utilizing vendor-direct relationships and agents. Sourced products mainly include garments of higher fashion and are purchased from around the world.

The Company utilizes 807 sewing assembly for generating cost savings on garments requiring labor intensive needle work. These operations are performed at company maintained locations in Jamaica and Mexico and by various contractors. Approximately 85% of the Company's sewing is done outside the United States.

RAW MATERIALS

The Company's principal raw materials for the production of activewear are cotton and polyester. Cotton content in fleecewear typically is 50% to 80% and in jersey apparel typically is 100%. Fleecewear and jersey manufacturers are extremely sensitive to fluctuations in cotton and polyester prices as these materials represent approximately 30% of the manufacturing cost of the product. Tultex makes advance purchases of cotton based on projected demand. As of March 1, 1999, the Company has contracted to purchase substantially all of its cotton requirements for 1999 and has fixed the price on approximately 70% of its cotton requirements. To the extent cotton prices increase before the company fixes the price for the remainder of its cotton requirements, the Company's results of operations could be adversely affected.

TRADEMARKS

The Company increasingly promotes and relies upon its trademarks, including Discus Athletic(R), Tultex(R) and TrackGear(R), many of which are registered in the United States and many foreign countries.

SEASONALITY

The Company's business is seasonal. The majority of fleecewear sales occur in the third and fourth quarters, coinciding with cooler weather. Jersey sales peak in the second and third quarters of the year, somewhat offsetting the seasonality of fleecewear sales.

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

EMPLOYEES

The Company had approximately 5,138 employees at January 2, 1999, of which 4,360 or 84.9% were paid hourly.

Hourly employees at the Company's Martinsville, South Boston and Mayodan facilities are represented by the Union of Needletrades, Industrial and Textile Employees. The Company's labor contracts with the union, expire in 2002. As of January 2, 1999, the Company's hourly employees represented by the Union accounted for approximately 50.9% of the Company's total employees and 60.0% of the Company's hourly employees. None of the Company's other employees are represented by a union.

ITEM 2.   PROPERTIES

Most of the Company's principal physical facilities are located in Virginia and North Carolina, within a 150 - mile radius of the City of Martinsville. All buildings are well-maintained. The Company and its subsidiaries also lease sales offices, distribution centers, warehouses, manufacturing facilities and retail outlets in major cities from coast to coast and in the Caribbean. The location, approximate size and use of the Company's principal owned properties are summarized in the following table:

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


The following table presents certain information relating to the Company's principal leased facilities:

                                                       LEASE
                                                       EXPIRA-
                                     SQUARE            TION
LOCATION                             FOOTAGE           DATE               USE
Montego Bay,                         28,422           12/31/01            Sewing (apparel)
Jamaica

Montego Bay,                         38,088           12/31/01            Sewing (apparel)
Jamaica

Montego Bay,                         19,800           12/31/01            Sewing (apparel)
Jamaica

Martinsville, VA                    300,000           Monthly             Warehousing (apparel)

Charlotte, NC                        34,000           10/30/00            Distribution (apparel)

Fullerton, CA                       205,000           12/31/04            Distribution (apparel)

Oakland, CA                          22,282           07/31/99            Distribution (apparel)

San Diego, CA                        23,812           Monthly             Distribution (apparel)

Honolulu, HI                          8,257           Monthly
Distribution (apparel)

Seattle, CA                          34,020           09/30/00            Distribution (apparel)

Las Vegas, NV                        31,889           07/31/03            Distribution (apparel)

Phoenix, AZ                          53,760           09/01/01            Distribution (apparel)

Tempe, AZ                            20,400           03/31/02            Distribution (apparel)

Brownsville, TX                     300,000           02/08/08            Distribution (apparel)


Cincinnati, OH                      105,000           Monthly             Distribution (apparel)

Charlotte, NC                        38,400           02/28/03            Distribution (apparel)

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The company's common stock is listed on the New York Stock Exchange under the symbol TTX. The following table shows the daily high, low and closing quotations by quarters:

                 52 Weeks ended January 2, 1999    53 Weeks ended January 3, 1998
                -------------------------------    ------------------------------
                    Range of Quotations            Range of Quotations
                -------------------------------    ------------------------------
Quarter Ended   Low      High     Close            Low       High      Close
--------------- -------------------------          ---------------------------
April 4          3 5/8   4 1/16     3 5/8           $6 3/8    $8 5/8    $ 7 5/8
July 4          2 3/16    3 1/2     2 7/16           5 1/4     8          5 15/16
October 3       1 9/16    2 1/2    1 11/16           5 1/2     7          5 3/4
January 2       11/16     1 3/4       7/8            3 5/8     5 3/4      4

As of February 28, 1999, there were 2,272 record holders of the Company's common stock. The Company has not paid any dividends on its common stock since the second quarter of 1994. The senior notes and revolving credit facility contain provisions that restrict the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

                                                              1998            1997
(in thousands of dollars except per share data)               (52 weeks)      (53 weeks)
------------------------------------------------------------------------------------------
 Summary of Operations:
 Net sales                                                       $468,703       $649,407
 Costs and operating expenses                                     482,739        631,007
-----------------------------------------------------------------------------------------
 Operating income                                                 (14,036)        18,400
 Interest expense                                                  29,108         27,611
 Other (income) expense                                            (2,233)        (1,264)
 Loss on sale of subsidiaries                                      16,304            --
 Gain on sale of facilities                                            --            --
-----------------------------------------------------------------------------------------
 Income (loss) before income taxes and extraordinary loss on
  early extinguishment of debt                                    (57,215)       (7,947)
 Provision (benefit) for income taxes                             (20,669)       (3,099)
-----------------------------------------------------------------------------------------
 Income (loss) before extraordinary loss on early
  extinguishment of debt                                          (36,546)       (4,848)
 Extraordinary loss on early extinguishment of debt                    --            --
-----------------------------------------------------------------------------------------
 Net income (loss)                                                (36,546)       (4,848)
 Less preferred dividend requirement                                  380           810
-----------------------------------------------------------------------------------------
 Balance to common stock                                         $(36,926)      $(5,658)
=========================================================================================


 Weighted average number of common shares outstanding              29,955        29,783
-----------------------------------------------------------------------------------------
 Shares outstanding at year end                                    30,050        29,875
-----------------------------------------------------------------------------------------
 Per common share:
 Income (loss) before extraordinary loss on early
  extinguishment of debt                                         $  (1.23)      $  (.19)
 Net income (loss)                                               $  (1.23)      $  (.19)
=========================================================================================
 Dividends declared (Note 6)                                     $   .00        $   .00
=========================================================================================
 Book value                                                      $  4.82        $  6.23
=========================================================================================
 Year-End Data:
 Current assets                                                  $272,415       $341,764
 Current liabilities                                               36,263        41,942
-----------------------------------------------------------------------------------------
 Working capital                                                 $236,152       $299,822
=========================================================================================
 Inventories                                                     $176,818       $202,736
 Property, plant and equipment (net)                             $107,001       $127,191
 Total assets                                                    $447,328       $542,327
 Bank notes payable                                              $     --       $ 5,000
 Current portion of long-term debt                               $     --       $   527
=========================================================================================
 Capital Invested:
 Long-term debt                                                  $259,405       $285,727
 Stockholders' equity                                             146,438       194,112
-----------------------------------------------------------------------------------------
 Total capital invested                                          $405,843       $479,839
=========================================================================================
 Return on average total capital invested                            (7.8)%        (1.1)%
 Long-term debt as a percentage of total capital                     63.9 %        59.5 %
=========================================================================================



                                                              1996         1995         1994
(in thousands of dollars except per share data)               (52 weeks)   (52 weeks)   (52 weeks)
--------------------------------------------------------------------------------------------------
 Summary of Operations:
 Net sales                                                      $634,437     $583,788     $564,713
 Costs and operating expenses                                    588,713      554,415      537,360
---------------------------------------------------------------------------------------------------
 Operating income                                                 45,724       29,373       27,353
 Interest expense                                                 21,742       21,952       18,151
 Other (income) expense                                           (2,951)      (1,527)        (828)
 Loss on sale of subsidiaries                                        --           --            --
 Gain on sale of facilities                                          --           --        (4,405)
---------------------------------------------------------------------------------------------------
 Income (loss) before income taxes and extraordinary loss on
  early extinguishment of debt                                   26,933        8,948        14,435
 Provision (benefit) for income taxes                            10,234        3,400         5,485
---------------------------------------------------------------------------------------------------
 Income (loss) before extraordinary loss on early
  extinguishment of debt                                         16,699        5,548         8,950
 Extraordinary loss on early extinguishment of debt                  --       (3,746)           --
---------------------------------------------------------------------------------------------------
 Net income (loss)                                               16,699        1,802         8,950
 Less preferred dividend requirement                              1,135        1,135         1,135
---------------------------------------------------------------------------------------------------
 Balance to common stock                                        $15,564      $   667       $ 7,815
===================================================================================================
 Weighted average number of common shares outstanding            29,589       29,810        29,685
---------------------------------------------------------------------------------------------------
 Shares outstanding at year end                                  29,334       29,824        29,807
---------------------------------------------------------------------------------------------------
 Per common share:
 Income (loss) before extraordinary loss on early
  extinguishment of debt                                        $   .53      $   .15       $   .26
 Net income (loss)                                              $   .53      $   .02       $   .26
===================================================================================================
 Dividends declared (Note 6)                                    $   .00      $   .00       $   .05
===================================================================================================
 Book value                                                     $  6.40      $  5.83       $  5.74
===================================================================================================
 Year-End Data:
 Current assets                                                 $331,921     $315,157      $289,907
 Current liabilities                                              56,430       40,313       167,053
---------------------------------------------------------------------------------------------------
 Working capital                                                $275,491     $274,844      $122,854
===================================================================================================
 Inventories                                                    $162,283     $157,946      $130,183
 Property, plant and equipment (net)                            $132,425     $125,882      $134,884
 Total assets                                                   $500,780     $475,799      $456,809
 Bank notes payable                                             $  5,628      $    --      $  1,000
 Current portion of long-term debt                              $    424      $   145      $132,353
===================================================================================================
 Capital Invested:
 Long-term debt                                                 $223,616     $227,540      $ 83,002
 Stockholders' equity                                            202,928      189,057       187,101
---------------------------------------------------------------------------------------------------
 Total capital invested                                         $426,544     $416,597      $270,103
===================================================================================================
 Return on average total capital invested                            4.0%         0.5%          2.6%
 Long-term debt as a percentage of total capital                    52.4%        54.6%         30.7%
===================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information
This Annual Report may contain certain forward-looking statements reflecting the company's current expectations. Although the company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the company's expectations include the financial strength of the retail industry, the level of consumer spending on apparel, the company's ability to profitably and timely satisfy customer demand for its products, the competitive pricing environment within the apparel industry, the company's substantial leverage and the restrictive covenants in its borrowing documents, fluctuations in the price of cotton and polyester used by the company in the manufacture of its products, the company's relationship with its partially unionized workforce, and the seasonality and cyclicality of the fleecewear industry. Such statements are provided in accordance with the safe harbor provisions of the Private Litigation Reform Act of 1995. Investors should consider other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission.


Results of Operations
The following table presents the company's consolidated statement of operations as a percentage of net sales:



                            Jan. 2, 1999   Jan. 3, 1998     Dec. 28, 1996
                           (52 weeks)      (53 weeks)       (52 weeks)
-------------------------------------------------------------------------
Net sales                      100.0%           100.0%           100.0%
Cost of products sold           85.7             81.3             77.3
-------------------------------------------------------------------------
Gross profit                    14.3             18.7             22.7
Selling, general and
  administrative                17.3             15.9             15.5
-------------------------------------------------------------------------
Operating income                (3.0)             2.8              7.2
Other (income) expense
  Interest expense               6.2              4.2              3.4
  Interest income and
     other, net                  (.5)             (.2)             (.4)
  Loss on sale of
     subsidiaries                3.5               --               --
-------------------------------------------------------------------------
Income (loss) before
  income taxes                 (12.2)            (1.2)             4.2
Provision (benefit) for
  income taxes                  (4.4)             (.5)             1.6
-------------------------------------------------------------------------
Net income (loss)               (7.8)%            (.7)%            2.6%
=========================================================================

 Note: Certain items have been rounded to cause the columns to add to 100%.



Fiscal Year 1998 Compared to Fiscal Year 1997
Net loss applicable to common stock for 1998 was $36.5 million, or $1.23 per share, compared with a net loss of $4.8 million, or $.19 per share, in 1997. 1998 results include a $16.3 million loss (after-tax of $9.9 million, or $.33 per share) related to the sale of substantially all the assets of LogoAthletic. On a pro forma basis, assuming the sale of LogoAthletic had occurred at the beginning of the applicable year, the net loss was $20.0 million, or $.67 per share, compared to a pro forma net loss of $2.5 million, or $.10 per share, in 1997.


Net sales of $468.7 million for the year ended January 2, 1999 represents a decrease of $180.7 million, or 27.8%, from the prior year. This decrease resulted primarily from the sale of LogoAthletic in July 1998. On a pro forma basis, excluding the effects of LogoAthletic, net sales for 1998 were $417.8 million as compared to $473.9 million in 1997, a decrease of $56.1 million, or 11.8%. The sales decrease reflects lower volume in fleece products, which were severely impacted by record warm weather across the United States during the last three months of 1998, including high temperature days through mid-December. Furthermore, T-shirt pricing experienced severe pressure from industry over-capacity, depressing the company's sales of its jersey products. Net sales were also reduced by larger than normal discounts and allowances and by returns of goods to resolve outstanding claims.


Cost of products sold as a percentage of sales was 85.7% for 1998 and 81.3% for 1997. The primary reason for the increase was due to the sale of LogoAthletic, whose licensed apparel business historically incurred lower costs as a percent of sales than the company's activewear apparel business. Excluding the operations of LogoAthletic, cost of products sold as a percent of sales was 87.7% as compared to 86.2% in 1997. While the cost of raw materials were lower in 1998, these savings were offset by the cost of reduced operating schedules in the fourth quarter, the closing of three domestic sewing plants and the establishment of certain inventory reserves reflective of the company's initiative to reduce inventory levels. In addition, competitive pricing and the shift in product mix toward jersey products which typically carry a lower margin than the company's fleece products, contributed to the increase.


Selling, general and administrative expenses ("S,G&A") of $81.2 million in 1998 represent a decrease of $22.0 million as compared to 1997. The primary reason for the decrease was the sale of LogoAthletic, whose licensed apparel business historically incurred higher S,G&A expenses as a percent of sales than the company's activewear apparel business. Excluding the operations of LogoAthletic, S,G&A expenses of $58.3 million increased $7.1 million in 1998 as compared to 1997. Approximately $3.0 million of this increase is due to the inclusion of California Shirt Sales and T-Shirt City expenses for the entire year of 1998 (Note 18). These companies were acquired during the second quarter of 1997. In addition, bad debt write-offs in 1998 exceeded 1997 write-offs due to the poor operating performance experienced in 1998 by some of the company's retail and wholesale customers. Also, higher computer equipment and software amortization, resulting from the partial implementation of an enterprise-wide management information system in 1998, contributed to the increase.


Interest expense in 1998 was $29.1 million as compared to $27.6 million in 1997. The increase of $1.5 million resulted from higher average borrowing rates on the company's revolving credit facility, was partially offset by lower average borrowings due to the cash proceeds of the LogoAthletic sale being applied to debt reduction during the third quarter. The nature of the company's business requires extensive seasonal borrowings to support working capital needs. During 1998 working capital borrowings averaged $103.0 million, at an average rate of 8.1%, as compared to $130.1 million, and 7.3%, for 1997.


Provision (benefit) for income taxes is a function of pretax earnings and the combined effective rate of federal and state income taxes. This combined rate was 36% in 1998 and 39% in 1997. The tax benefit increased $17.6 million in 1998 as a result of the pretax loss.


Fiscal Year 1997 Compared to Fiscal Year 1996
Net sales of $649.4 million for the year ended January 3, 1998 represents an increase of $15.0 million, or 2.4%, over the prior year. This increase resulted from the acquisition of California Shirt Sales and T-Shirt City during the second quarter of 1997 and was partially offset by lower fleece and licensed apparel sales. Activewear sales of $440.4 million in 1997 represent an increase of $33.6 million, or 8.3%, as compared to 1996. Licensed sales of $209.0 million in 1997 represent a decrease of $18.6 million, or 8.2%, as compared to fiscal 1996. The licensed apparel sales decrease resulted from the absence of Olympic sales in 1997 as compared to 1996, as well as softness in sales of Major League Baseball and National Basketball Association products during 1997.



Cost of products sold as a percentage of sales was 81.3% for 1997 and 77.3% for 1996. The increase as a percentage of sales was due to sales mix, competitive pricing, higher operating costs and a charge of $8.1 million taken during the fourth quarter of 1997. The charge related to costs and unfavorable operating variances which resulted from bringing major capital projects on-line, the effect of reduced operating schedules, closing two domestic sewing plants and closing two distributor warehouses. Cost of products sold as a percentage of sales excluding the charge was 80.0% for fiscal 1997.


Selling, general and administrative expenses ("S,G&A") increased $5.1 million in 1997. The primary reason for the increase was the inclusion of expenses for the recently acquired California Shirt Sales and T-Shirt City subsidiaries. In addition, a charge of $1.0 million was incurred in 1997 due to staff reductions and closing of a sales office. Advertising expenses also increased $2.0 million for fiscal 1997 compared to fiscal 1996. As a percentage of sales, S,G&A expenses were 15.9% in 1997 and 15.5% in 1996.

Interest expense as a percentage of sales increased from 3.4% in 1996 to 4.2% in 1997. Interest expense increased from $21.7 million to $27.6 million in 1997, primarily as a result of higher average borrowings and higher average rates. The nature of the company's primary business requires extensive seasonal borrowings to support working capital needs. During fiscal 1997, working capital borrowings averaged $130.1 million at an average rate of 7.3% compared to $137.5 million and 6.9%, respectively, for the comparable period of the prior year.


Provision (benefit) for income taxes is a function of pretax earnings and the combined effective rate of federal and state income taxes. This combined rate was 39% in 1997 and 38% in 1996. The provision for income taxes decreased $13.3 million in 1997 as a result of the pretax loss, representing (.5)% of net sales as compared to 1.6% in fiscal 1996.


Financial Condition, Liquidity and Capital Resources
Net working capital, which excludes borrowings under the revolving credit facility which is classified as long-term debt, was $236.2 million at January 2, 1999. This amount was $63.6 million lower than the January 3, 1998 amount of $299.8 million, primarily due to lower inventories and accounts receivable which resulted from the sale of LogoAthletic. Compared to January 3, 1998, inventories decreased $25.9 million or 12.8%. After giving effect to the sale of LogoAthletic, inventories increased by $48.3 million from January 3, 1998. The increase reflects lower than anticipated sales in the fourth quarter due to industry over-capacity conditions and the unseasonably warm temperatures which adversely affected customer orders. Net accounts receivable decreased $48.7 million or 39.5% from January 3, 1998. After giving effect to the sale of LogoAthletic, accounts receivable decreased $19.5 million, which reflects the lower than anticipated fourth quarter sales. The current ratio (ratio of current assets to current liabilities) at January 2, 1999 was 7.5 compared to
8.1 for January 3, 1998. The decrease in the ratio was mainly due to the lower inventory and accounts receivable levels resulting from the sale of LogoAthletic.


Total indebtedness at January 2, 1999 consisted primarily of senior notes totaling $185.0 million and $60.0 million outstanding under the revolving credit facility. The reduction in long-term debt from January 3, 1998 reflects the application of the proceeds received from the sale of LogoAthletic against the company's revolving credit facility, offset by additional working capital borrowings. The company's average credit facility borrowings during fiscal 1998 were $103.0 million and its peak borrowing was $173.0 million on July 14, 1998.



Subsequent to January 2, 1999, the company received a commitment for a new, asset-based secured credit facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility, which is scheduled to close

May 10, 1999, BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced would not exceed $150 million. Proceeds from this facility will be used to pay all outstanding amounts under the company's existing $87.5 million unsecured revolving credit facility, fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below), and provide working capital.


To obtain the required consents of noteholders to permit the company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the company initiated a consent solicitation. In connection with the solicitation, the company also invited noteholders to tender notes for purchase by the company in a "modified dutch auction" with a maximum purchase price of 65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The company has accepted tenders for $70 million of notes and has received consents from holders of more than 51% of both note series as required. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, holders of notes not accepted for purchase by the company who also consented will receive freely tradeable and registered warrants for 15,525,000 shares of the company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have a 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.


In connection with the refinancing, the existing revolving credit facility borrowings and accrued interest, expected to be $54.5 million at May 10, 1999, will be retired by payment of $39.5 million in cash from the proceeds of the new facility borrowings, and the remaining $15.0 million will be forgiven by the former lenders. In addition, $42.0 million of the new facility borrowings will be used to repurchase $70.0 million face value of Senior Notes, pursuant to the company's acceptance of tender offers from noteholders submitted by April 16, 1999.


The new facility has a maturity date of three years with an extension provision for an additional two years, subject to lenders' approval. The company has the option of setting quarterly interest rates equal to either the Prime Rate or LIBOR plus applicable margins. The applicable margin is based on a funded debt / EBITDA ratio that will range from 0% to 1.75% for Prime Rate or 1.75% to 3.75% for LIBOR based loans. The company shall pay a fee of .375% per year on any unused borrowings. A $10 million sublimit under the facility is available for letters of credit.


In connection with the refinancing, the company received waivers for default of financial covenants under the former credit facility. The most significant financial covenants of the new facility are the maintenance of a minimum fixed charge coverage ratio on a quarterly basis and annual limitations on capital expenditures. Other covenants place restrictions on the company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

On July 15, 1998, as part of the sale of LogoAthletic, the company repurchased 60,000 shares of the 75,000 outstanding shares of its $7.50 Series B, $100 stated value Preferred Stock owned by investors in TKS, at the stated value of $100 per share.


Stockholders' equity decreased $47.7 million during fiscal 1998 as a result of the net loss for the period of $36.5 million, the preferred stock redemption of $6.0 million, the minimum pension liability adjustment of $5.1 million, preferred dividends of $380,000, and was partially offset by collections from stockholders' notes receivable of $237,000. Debt as percentage of total capitalization was 63.9% compared to 60.0% at January 3, 1998.


In fiscal 1998, net cash used by operations was $41.8 million compared to cash provided by operations of $17.7 million in fiscal 1997. Cash provided by investing activities was $83.0 million for fiscal 1998 compared to cash used by investing activities of $52.2 million in fiscal 1997. The cash provided in fiscal 1998 reflects the proceeds from the sale of LogoAthletic and lower capital expenditures as compared to fiscal 1997. Capital expenditures for 1998 were $10.1 million compared to $29.1 million in 1997. The company has budgeted $5.0 million for capital expenditures in fiscal 1999. Cash used in financing activities was $37.9 million in fiscal 1998 compared to cash provided by financing activities in fiscal 1997 of $35.4 million. The cash used in financing activities for fiscal 1998 reflects the application of the proceeds from the sale of LogoAthletic against the company's revolving credit facility, partially offset by cash used for the company's working capital requirements. The cash provided by financing activities in fiscal 1997 reflects the issuance of $75 million in senior notes. Management believes that current cash balances, cash flows from operations and its new secured credit facility should be sufficient during 1999 and for the foreseeable future to fund its planned capital expenditures and working capital needs.


Year 2000
The Year 2000 issue is the result of computer systems and other equipment with embedded chips using two digits, rather than four, to define the applicable year. If the company's computer systems are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, computer applications could fail or create erroneous results which could have a material adverse impact on the company's business, operations or financial condition in the future.


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


The company has completed the inventory phase. The assessment and remediation phases are in process. The assessment phase is 85% complete and is scheduled for completion by April 30, 1999. The remediation phase is scheduled for completion by June 5, 1999. The testing phase will be ongoing as hardware and software is remediated, upgraded or replaced.


As part of the Year 2000 Project, the company is implementing a new Enterprise Resource Planning system ("ERP"), which will replace 80% of the company's Legacy systems with Year 2000 compliant software. All major infrastructure, computers, PC's and telecommunications equipment have been replaced with Year 2000 compliant hardware and software as part of the project. The company has implemented approximately 75% of the system to date with the remaining 25% scheduled to be implemented by April 3, 1999. Additionally, the company is in the process of loading the Year 2000 compliant versions of electronic data interchange ("EDI") systems for testing with the company's customers. This testing commenced in the first quarter of 1999 and is scheduled for completion by June 5, 1999. The remaining Legacy software has been identified, assessment is nearing completion, and upgrades or replacements are being ordered for non-compliant software and hardware. Updates or modification to this software are scheduled for completion by June 5, 1999, with testing scheduled for completion by July 3, 1999.


The company relies on third party suppliers for raw materials, water, utilities, transportation and other services. Interruption of supplier operations due to Year 2000 issues could affect company operations. The company has initiated efforts with all major suppliers to gauge compliance and exposure in these areas. The company has formally requested written confirmation of Year 2000 compliance from its major contractors and vendors. Approximately 70% have responded to date. Specific testing will be requested where appropriate. Should any vendor, supplier, equipment or process not be able to conform within the prescribed timeframes, the company will take appropriate action to ensure continuity of its business. Contingency plans will be developed for any area not able to conform within the prescribed timeframe. While approaches to reducing risks of interruption due to supplier failures will vary by facility, options include identification of alternate suppliers, stockpiling raw materials and adjusting operating schedules. Costs associated with any contingency will be determined as this assessment continues.


Year 2000 Project costs are linked with the ERP implementation costs. Total costs for both the Year 2000 Project and the ERP system implementation is expected to be approximately $21.5 million. Of this total, $20.5 million has been incurred and capitalized as part of the ERP implementation as of January 2, 1999. The remaining $1.0 million is specifically related to Year 2000 project costs and will be expensed as incurred over the next twelve months. These costs will include external testing with banks, vendors and customers, as well as EDI software upgrades. The company believes the remaining costs relating to the Year 2000 issue will not have a material impact on the company's consolidated financial position, results of operations or cash flows.



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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Tultex Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Tultex Corporation and its subsidiaries (the company) at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Notes 1 and 22, subsequent to January 2, 1999, the company negotiated a restructuring of its long-term debt facilities.




PRICEWATERHOUSECOOPERS LLP
Greensboro, North Carolina
April 16, 1999

BALANCE SHEET



                                                                               (In thousands of dollars
                                                                                   except share data)
Assets                                                                                  Jan. 2, 1999      Jan. 3, 1998
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and equivalents                                                                       $  5,769        $  2,507
Accounts receivable, less allowance for doubtful accounts of
 $4,234 (1998) and $4,205 (1997)                                                             74,599         123,315
Inventories (Note 2)                                                                        176,818         202,736
Prepaid expenses                                                                              1,913           6,409
Income taxes refundable                                                                       8,782           2,696
Deferred tax assets (Note 8)                                                                  4,534           4,101
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        272,415         341,764
--------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of depreciation (Note 3)                                 107,001         127,191
Intangible assets                                                                            22,777          44,190
Deferred tax assets (Note 8)                                                                  2,419              --
Other assets                                                                                 42,716          29,182
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $447,328        $542,327
===================================================================================================================
Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
Notes payable to banks (Note 4)                                                            $     --        $  5,000
Current maturities of long-term debt (Notes 5 and 20)                                            --             527
Accounts payable - trade                                                                     23,448          26,437
Accrued liabilities                                                                          12,754           9,975
Dividends payable                                                                                61               3
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    36,263          41,942
-------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities (Notes 5 and 20)                                    259,405         285,727
-------------------------------------------------------------------------------------------------------------------
Other long-term liabilities:
Deferred income taxes (Note 8)                                                                   --          15,379
Other                                                                                         5,222           5,167
-------------------------------------------------------------------------------------------------------------------
Total other long-term liabilities                                                             5,222          20,546
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity (Notes 6, 7, 14, 15, 19 and 22):
5% cumulative preferred stock, $100 par value; authorized - 22,000 shares, issued
 and outstanding - 1,975 shares (1998 and 1997)                                                 198             198
Series B, $7.50 cumulative convertible preferred stock; authorized - 150,000 shares, issued and outstanding - 15,000 shares (1998) and 75,000 shares
 (1997)                                                                                       1,500           7,500
Series C, 4.5% cumulative convertible preferred stock; authorized - 100,000
 shares, issued and outstanding - 33,260 shares (1997)                                           --             333
Common stock, $1 par value; authorized - 60,000,000 shares, issued and
 outstanding - 30,050,155 shares (1998) and 29,875,488 shares (1997)                         30,050          29,875
Capital in excess of par value                                                                7,095           6,893
Retained earnings                                                                           113,079         150,005
Accumulated other comprehensive income (loss)                                                (5,085)             --
Unearned stock compensation                                                                     (35)            (91)
-------------------------------------------------------------------------------------------------------------------
                                                                                            146,802         194,713
Less notes receivables from stockholders                                                        364             601
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  146,438         194,112
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 11, 12 and 13)
Total Liabilities and Stockholders' Equity                                                 $447,328        $542,327
===================================================================================================================

The accompanying Notes to Financial Statements are an integral part of this statement.

STATEMENT OF OPERATIONS


                                                    Jan. 2, 1999   Jan. 3, 1998     Dec. 28, 1996
Fiscal years ended:                                  (52 weeks)    (53 weeks)       (52 weeks)
-------------------------------------------------------------------------------------------------
(In thousands of dollars except per share data)
Net sales                                            $468,703         $649,407         $634,437
Cost of products sold                                 401,565          527,795          490,646
------------------------------------------------------------------------------------------------
Gross profit                                           67,138          121,612          143,791
Selling, general and administrative (Note 16)          81,174          103,212           98,067
------------------------------------------------------------------------------------------------
Operating income (loss)                               (14,036)          18,400           45,724
Other (income) expense
 Interest expense                                      29,108           27,611           21,742
 Interest income and other, net                        (2,233)          (1,264)          (2,951)
 Loss on sale of subsidiaries (Note 19)                16,304               --               --
------------------------------------------------------------------------------------------------

Income (loss) before income taxes                     (57,215)          (7,947)          26,933
Provision (benefit) for income taxes (Note 8)         (20,669)          (3,099)          10,234
------------------------------------------------------------------------------------------------
Net Income (Loss)                                    $(36,546)        $ (4,848)        $ 16,699
================================================================================================
Preferred dividend requirement                           (380)            (810)          (1,135)
Balance applicable to common stock                    (36,926)          (5,658)          15,564
------------------------------------------------------------------------------------------------
Net Income (Loss) Per Common Share:
    Basic                                            $  (1.23)        $   (.19)        $    .53
    Diluted                                             (1.23)            (.19)             .52
================================================================================================
Dividends per Common Share (Note 6)                  $    .00         $    .00         $    .00
================================================================================================

The accompanying Notes to Financial Statements are an integral part of this statement.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Capital
                                          5%          Series B    Series C                   in Excess
                                          Preferred   Preferred   Preferred   Common         of Par
                                          Stock       Stock       Stock       Stock          Value
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance as of
December 30, 1995                             $198     $ 15,000     $    --      $29,824       $  5,347
Net income
Exercise of stock options                                                              7             28
Repurchase of common stock                                                          (497)        (1,959)
Collections - stockholders' notes
 receivable
Dividends on preferred stock
----------------------------------------------------------------------------------------------------------
Balance as of
December 28, 1996                              198       15,000          --      29,334           3,416
Net loss
Issuance of preferred stock                                             333
Repurchase of preferred stock                            (7,500)
Exercise of stock options                                                           293           1,352
Repurchase of common stock                                                         (336)         (1,734)
Restricted stock awards                                                              31             196
Stock compensation
Shares issued in CSS acquisition                                                    554           3,671
Restricted stock awards lost                                                         (1)             (8)
Collections - stockholders' notes
 receivable
Dividends on preferred stock
----------------------------------------------------------------------------------------------------------
Balance as of
January 3, 1998                                198        7,500         333      29,875           6,893
Comprehensive income (loss):
 Net loss
 Minimum pension liability adjustment,
  (net of tax of $3,117)
   Total comprehensive income
    (loss)
Repurchase of preferred stock                            (6,000)
Restricted stock awards                                                              40              68
Stock compensation
Restricted stock awards lost                                                         (9)            (55)
Conversion of preferred stock                                          (333)        144             189
Collections - stockholders' notes
 receivable
Dividends on preferred stock
---------------------------------------------------------------------------------------------------------
Balance as of
January 2, 1999                               $198     $  1,500     $    --      $30,050       $  7,095
=========================================================================================================



                                                       Accumulated     Unearned   Notes         Total
                                                       Other           Stock      Receivable-   Stock-
                                          Retained     Comprehensive   Compen-    Stock-        holders'
                                          Earnings     Income (Loss)   sation     holders       Equity
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance as of
December 30, 1995                          $ 140,099      $     --       $   --     $ (1,411)     $189,057
Net income                                    16,699                                                16,699
Exercise of stock options                                                                               35
Repurchase of common stock                                                                          (2,456)
Collections - stockholders' notes
 receivable                                                                              728           728
Dividends on preferred stock                  (1,135)                                               (1,135)
------------------------------------------------------------------------------------------------------------
Balance as of
December 28, 1996                            155,663            --           --         (683)      202,928
Net loss                                      (4,848)                                               (4,848)
Issuance of preferred stock                                                                            333
Repurchase of preferred stock                                                                       (7,500)
Exercise of stock options                                                               (320)        1,325
Repurchase of common stock                                                                          (2,070)
Restricted stock awards                                                    (227)                        --
Stock compensation                                                          136                        136
Shares issued in CSS acquisition                                                                     4,225
Restricted stock awards lost                                                                            (9)
Collections - stockholders' notes
 receivable                                                                              402           402
Dividends on preferred stock                    (810)                                                 (810)
------------------------------------------------------------------------------------------------------------
Balance as of
January 3, 1998                              150,005            --          (91)        (601)      194,112
Comprehensive income (loss):
 Net loss                                    (36,546)
 Minimum pension liability adjustment,
  (net of tax of $3,117)                                    (5,085)
   Total comprehensive income
    (loss)                                                                                         (41,631)
Repurchase of preferred stock                                                                       (6,000)
Restricted stock awards                                                     (37)                        71
Stock compensation                                                           93                         93
Restricted stock awards lost                                                                           (64)
Conversion of preferred stock                                                                           --
Collections - stockholders' notes
 receivable                                                                              237           237
Dividends on preferred stock                    (380)                                                 (380)

------------------------------------------------------------------------------------------------------------
Balance as of
January 2, 1999                            $ 113,079      $ (5,085)      $  (35)    $   (364)     $146,438
============================================================================================================

The accompanying Notes to Financial Statements are an integral part of this statement.

STATEMENT OF CASH FLOWS


Fiscal years ended:                                                                 Jan. 2, 1999   Jan. 3, 1998   Dec. 28, 1996
                                                                                    (52 weeks)     (53 weeks)     (52 weeks)
------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Activities:
Net income (loss)                                                                     $ (36,546)     $  (4,848)     $  16,699
Items not requiring (providing) cash:
Depreciation                                                                             19,618         20,614         21,497
Amortization                                                                              3,893          3,380          1,217
Deferred income taxes                                                                   (15,113)        (1,612)           287
Loss on sale of subsidiaries                                                             16,304             --             --
Other non-cash items                                                                         42            140             --
(Gain) on sale of assets                                                                    (33)           (43)        (1,047)
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable                                                                      19,451         34,832        (17,375)
Inventories                                                                             (48,278)          (344)        (4,337)
Prepaid expenses                                                                          3,059         (2,043)         4,621
Accounts payable and accrued expenses                                                     1,126        (28,263)         9,525
Income taxes payable                                                                     (6,115)        (4,380)           403
Other long-term liabilities                                                                 761            238         (1,370)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities                                            (41,831)        17,671         30,120
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Capital expenditures                                                                    (10,079)       (29,075)       (29,048)
Business acquisitions                                                                    (2,726)       (21,875)            --
Change in other assets                                                                   (2,868)        (4,315)        (2,010)
Proceeds from sale of subsidiaries                                                       98,531             --             --
Proceeds from sales of property and equipment                                               139          3,038          1,174
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                             82,997        (52,227)       (29,884)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Issuance (payment) of short-term borrowings                                              (5,000)          (628)         5,628
Issuance (payment) of revolving credit facility borrowings                              (26,200)       (27,400)        (3,900)
Issuance of long-term debt                                                                   --         75,000            400
Payments on long-term debt                                                                 (619)          (745)          (145)
Cost of debt issuance                                                                        --         (2,204)            --
Cash dividends                                                                             (322)        (1,091)          (853)
Purchase of preferred stock                                                              (6,000)        (7,500)            --
Proceeds from stock plans                                                                   237            402            728
Net proceeds (payments) from issuance (repurchase) of common stock                           --           (425)        (2,421)
------------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                            (37,904)        35,409           (563)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                           3,262            853           (327)
Cash and equivalents at beginning of year                                                 2,507          1,654          1,981
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                   $   5,769      $   2,507      $   1,654
==============================================================================================================================

The accompanying Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.


Note 1 -- The Company and Significant Accounting Policies
Tultex Corporation is a marketer, distributor and vertically integrated manufacturer of activewear. The company's product lines include fleeced sweats and jersey products.

Management Plans Regarding Financial Condition -- The company experienced substantial losses in fiscal years ended January 2, 1999 and January 3, 1998 and was in default of certain financial covenants under the company's borrowing facilities as of January 2, 1999. The company operates in a segment of the apparel industry that is generally experiencing excess capacity and increased off-shore competition resulting in reduced profit margins. These factors along with an unusually warm season contributed to the company's deterioration in profit margins in the year ended January 2, 1999 and increased levels of inventory on hand as of January 2, 1999. Included in the pre-tax loss for fiscal year ended January 2, 1999 of $57.2 million was $16.3 million of loss on disposal of the company's LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic") businesses. Cash flow from operating activities for the year ended January 2, 1999 reflected net cash used of approximately $41.8 million principally due to the loss for the year and the increase in inventory levels, net of the effect of the sale of the LogoAthletic business discussed in Note 19.

In response to these adverse conditions, management has taken the following actions:

o Negotiated a refinancing of the company's working capital credit facility, discussed more fully in Note 22, which will result in a new $150 million asset-based facility and forgiveness of approximately $15 million of debt from the existing revolving credit facility upon closing which is scheduled for May 10, 1999;

o In connection with the $150 million asset-based facility, negotiated new financial covenants based on the company's current financial condition and projected results of operations over the term of the facility;

o Obtained consent of the holders of the company's senior notes for the new bank facility discussed above, and in connection with a solicitation offer by the company, has accepted tender offers from noteholders to repurchase $70 million face value of Senior Notes for $42 million. Such repurchase will be funded from proceeds of the asset-based facility discussed above;

o Taken steps to reduce inventories through reduced production schedules and focused efforts to sell existing inventories;

o Taken measures to reduce operating costs through initiatives such as closing higher cost domestic production facilities in favor of lower cost foreign production, strategically changing the company's distribution network to minimize transportation costs by adding geographically dispersed warehouse facilities and closing other warehouses, and personnel reductions primarily attained through attrition.

Management believes that the refinancing of the company's banking facilities and the continued implementation of the company's 1999 operating plan will enable the company to continue as a going concern for the foreseeable future.

The significant accounting policies followed by the company and its subsidiaries in preparing the accompanying consolidated financial statements are as follows:

Basis of Consolidation -- The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications -- Certain prior year amounts have been reclassified to conform with current year presentation.

Cash and Equivalents -- The company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities as cash and equivalents for the purposes of the statement of cash flows. Such cash equivalents have original maturities of less than 90 days.

Inventories -- Inventories are recorded at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

Property, Plant and Equipment -- Substantially all land, buildings and equipment are carried at cost. Major renewals and betterments are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Construction in progress includes capital project costs in the process of implementation. Depreciation is provided on the straight-line method for all depreciable assets over their estimated useful lives as follows:



Classification                 Estimated Useful Lives
-----------------------------------------------------
Land improvements              20 years
Buildings and improvements     12-50 years
Machinery and equipment        3-20 years

Intangible Assets -- Goodwill is being amortized on a straight-line basis over periods of 10 to 25 years. The gross amount of goodwill was $24,440,000 at January 2, 1999 and $25,569,000 at January 3, 1998. Accumulated amortization of goodwill was $1,663,000 at January 2, 1999 and $1,525,000 at January 3, 1998,
respectively. The gross amount of licenses was $26,507,000 at January 3, 1998. Accumulated amortization of licenses was $6,362,000 at January 3, 1998. The related licenses were sold in connection with the sale of LogoAthletic as discussed in Note 19.

Impairment of Long-Lived Assets -- The company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The company would recognize an impairment based on the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Pensions -- Pension expense includes charges for amounts not less than the actuarially determined current service costs plus amortization of prior service costs. The company funds amounts accrued for pension expense not in excess of the amount deductible for federal income tax purposes.

Revenue Recognition -- The company recognizes the sale when the goods are shipped or ownership is assumed by the customer.

Income Taxes -- Income taxes are provided based upon income (loss) reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between financial and taxable income (loss). The company provides a valuation allowance against deferred tax assets for amounts which management determines realization is not likely.

Net Income (Loss) per Common Share -- Net income (loss) per common share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period after deducting the preferred dividend requirements which accrued during the period. The dilutive effect of stock options is computed using the treasury stock method. In 1997, the company adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share." The standard requires companies to report basic and diluted earnings per share. A reconciliation of basic and diluted earnings per share for each of the fiscal years presented is shown in the following table.



(In thousands except per share data)     1998            1997           1996
-------------------------------------------------------------------------------
Weighted average number of
   common shares outstanding               29,955         29,783         29,589
-------------------------------------------------------------------------------
Income (loss) available to common
   shareholders                          $(36,926)       $(5,658)       $15,564
===============================================================================
Earnings (loss) per common
   share-basic                           $  (1.23)       $  (.19)       $   .53
===============================================================================
Weighted average number of
   common shares outstanding               29,955         29,783         29,589
Add: Dilutive effect of stock
   options, computed using the
   treasury stock method                       --             --            149
-------------------------------------------------------------------------------
Weighted average number of
   common and common
   equivalent shares outstanding           29,955         29,783         29,738
===============================================================================
Income (loss) available to common
   shareholders                          $(36,926)       $(5,658)       $15,564
===============================================================================
Earnings (loss) per common
   share-diluted                         $  (1.23)       $  (.19)       $   .52
===============================================================================

Fiscal Year -- The company's fiscal year ends on the Saturday nearest to December 31, which periodically results in a fiscal year of 53 weeks.

Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments -- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure about the fair value of certain instruments. The company believes the carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the company's fixed rate debt and interest rate swap is disclosed in Note 5.

Comprehensive Income -- In 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss), for the company, is due to a minimum pension liability adjustment in 1998. Comprehensive income (loss) is being shown in the statement of stockholders' equity. The company had no items of comprehensive income (loss) for the years ended January 3, 1998 and December 28, 1996.

Segment Reporting -- In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years beginning after December 15, 1997. The company has implemented this statement in fiscal year ended January 2, 1999 (See Note 21).

New Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet made an assessment of the impact of the adoption of SFAS 133.


Note 2 -- Inventories
The components of inventories are as follows:



(In thousands         Jan. 2,       Jan. 3,
of dollars)           1999          1998
---------------------------------------------
Raw materials         $  2,952      $ 30,198
Goods in process        21,688        19,391
Finished goods         143,506       139,308
Supplies                 8,672        13,839
--------------------------------------------
Total inventories     $176,818      $202,736
============================================

Note 3 -- Property, Plant and Equipment
Property, plant and equipment consists of the following:



                                      Jan. 2,       Jan. 3,
(In thousands of dollars)             1999          1998
-------------------------------------------------------------
Land and improvements                 $  3,931      $  3,973
Buildings and improvements              61,129        63,017
Machinery and equipment                246,201       248,596
Construction in progress                 4,991        15,217
------------------------------------------------------------
                                       316,252       330,803
Less accumulated depreciation          209,251       203,612
------------------------------------------------------------
Net property, plant and equipment     $107,001      $127,191
============================================================

Note 4 -- Short Term Agreements
The company currently has no short-term lines of credit. As of January 3, 1998, the company had short-term lines of credit with four banks. Borrowings outstanding at January 3, 1998 were $5,000,000 at an interest rate of 6.9%.

The company utilizes letters of credit for foreign sourcing of inventory. Trade letters of credit outstanding were $3,338,000 and $5,503,000 at January 2, 1999 and January 3, 1998, respectively.


Note 5 -- Long Term Debt


                                Jan. 2,       Jan. 3,
(In thousands of dollars)       1999          1998
------------------------------------------------------
Amount due under revolving
   credit agreements            $ 60,000      $ 86,200
10 5/8% senior notes due
   March 15, 2005                110,000       110,000
9 5/8% senior notes due
   April 15, 2007                 75,000        75,000
10% convertible subordinated
   notes due April 15, 2007        9,715         9,715
9% convertible subordinated
   notes due April 15, 2007        4,690         4,690
Other indebtedness                    --           649
-------------------------------------------------------
                                 259,405       286,254
Less current maturities               --           527
-------------------------------------------------------
Total long-term debt            $259,405      $285,727
=======================================================

Subsequent to January 2, 1999, the company received a commitment to replace its existing revolving credit facility with a $150 million asset-based lending facility. In addition, a portion of the 10 5/8 and 9 5/8% senior notes were repurchased and retired as part of the debt restructuring. Additional disclosure of these subsequent events is described in Note 22.


The revolving credit facility was reduced from $187 million to $112 million in September, 1998, and was further reduced to $87.5 million in November, 1998.
The reductions reflect the proceeds from the sale of the LogoAthletic assets during 1998 and lower working capital requirements. The November revision also placed limits on maximum monthly borrowings to amounts necessary to meet seasonal operating requirements, and also modified the existing loan covenants. At January 2, 1999, the company was in violation of certain of these covenants. Waivers for these violations were obtained, and the existing revolving credit facility is scheduled to be replaced with an asset-based lending facility on May 10, 1999 as described in Note 22.


On April 15, 1997, the company sold $75 million of 9 5/8% senior notes due 2007. Proceeds from the sale of the senior notes were used to repay existing indebtedness and redeem $7,500,000 of the Series B, $7.50 cumulative convertible preferred stock.


In connection with the purchase of California Shirt Sales, Inc. in April 1997 (see Note 18), the company issued $9,715,000 of 10% convertible subordinated notes due April 15, 2007 and $4,690,000 of 9% convertible subordinated notes due April 15, 2007. Commencing on April 15, 1999, the holder of the notes may convert, at his option, up to 20% per annum of the original principal amount into the company's common stock. The number of common shares will be determined by dividing the principal amount of the notes to be converted by the closing price of the company's common stock on the business day prior to the submission of shares for conversion.


Certain subsidiaries of the company fully and unconditionally guarantee the company's obligations under both the 10 5/8% senior notes and the 9 5/8% senior notes on a joint and several basis.


Interest paid by the company in 1998, 1997 and 1996 was $29,099,000, $26,042,000 and $21,654,000, respectively. The weighted average interest rates on borrowings under the revolving credit facility at January 2, 1999 and January 3, 1998 were 8.1% and 7.3%, respectively.


The aggregate maturities of long-term debt for each of the next five fiscal years are: 1999, none; 2000, $60,000,000; 2001, none; 2002, none; 2003, none.


Estimated fair values of the company's long-term debt are as follows:



                      Jan. 2, 1999              Jan. 3, 1998
                   Carrying     Fair         Carrying     Fair
                   Value        Value        Value        Value
-------------------------------------------------------------------
10 5/8% senior
   notes           $110,000     $47,300      $110,000     $113,800
9 5/8% senior
   notes             75,000      33,000        75,000       74,500
10% convertible
   subordinated
   notes              9,715       2,040         9,715       10,084
9% convertible
   subordinated
   notes              4,690         891         4,690        4,582

In 1997, the company entered into an interest rate swap agreement with an aggregate notional amount of $110 million to swap the 10 5/8% senior notes fixed rate with a variable rate. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statement of operations. The fair value of the swap agreement, which reflected a gain of approximately $1,436,000 at January 2, 1999 and a loss of approximately $5,000 at January 3, 1998 based on quoted market prices and discounted cash flows, is not recognized in the financial statements. Subsequent to January 2, 1999, the interest rate swap agreement was terminated by the company.


Note 6 -- Dividends
During the second quarter of 1994, the company suspended the payment of dividends on its common stock. As of January 2, 1999, common stock dividends had not been reinstated.


Note 7 -- Stock Options
In 1988, the company's stockholders ratified the 1987 Stock Option Plan under which 700,000 shares of common stock were reserved for stock option grants to certain officers and employees. The plan provided that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the New York Stock Exchange composite tape on such day.


On March 21, 1991, the company's stockholders ratified the 1990 Stock Option Plan under which 700,000 shares of common stock were reserved for option grants to certain officers and employees. Options granted under the 1990 Plan may be incentive stock options ("ISOs") or nonqualified stock options. The option price will be fixed by the Executive Compensation Committee of the Board at the time the option is granted, but in the case of an ISO, the price cannot be less than the share's fair market value on the date of grant. Grants must be made before October 18, 2000 and generally expire within 10 years of the date of grant. In exercising options, an employee may receive a loan from the company for up to 90% of the exercise price. Outstanding loans are shown as a reduction of stockholders' equity on the balance sheet. On May 19, 1994, the stockholders approved an increase of 500,000 shares in the maximum number of shares to be issued pursuant to the exercise of options granted under the Plan and extended the date that grants could be made to October 27, 2003.


On April 30, 1996, the company's stockholders ratified the 1996 Stock Incentive Plan under which 700,000 shares of common stock were reserved for stock option grants and other awards.

A summary of the changes in the number of common shares under option for each of the three previous years follows:



Year Ended                              Number        Per Share
January 2, 1999                         of Shares     Option Price
-----------------------------------------------------------------
Outstanding at beginning of year       1,483,900     $ 4.88-$9.75
Granted                                  471,659     $  .88-$2.31
Exercised                                     --              --
Expired                                   64,500     $ 6.88-$9.75
Cancelled                                384,400     $ 4.88-$8.25
-----------------------------------------------------------------
Outstanding at end of year             1,506,659     $  .88-$8.63
=================================================================
Exercisable at end of year               770,000     $ 4.88-$8.63
=================================================================
Shares reserved for future grant:
Beginning of year                        165,600
=================================================================
End of year                              142,841
=================================================================


Year Ended                           Number        Per Share
January 3, 1998                      of Shares     Option Price
----------------------------------------------------------------
Outstanding at beginning of year     1,463,600     $ 4.88-$9.75
Granted                                615,000     $ 5.81-$8.25
Exercised                              243,000     $ 4.88-$8.00
Expired                                349,200     $ 8.38-$9.63
Cancelled                                2,500     $ 9.63-$9.75
----------------------------------------------------------------
Outstanding at end of year           1,483,900     $ 4.88-$9.75
================================================================
Exercisable at end of year           1,355,400     $ 4.88-$9.75
================================================================
Shares reserved for future grant:
Beginning of year                      517,800
==============================================
End of year                            165,600
==============================================


Year Ended                           Number        Per Share
December 28, 1996                    of Shares     Option Price
----------------------------------------------------------------
Outstanding at beginning of year     1,298,400     $ 5.00-$9.75
Granted                                293,000     $       4.88
Exercised                                7,000     $ 4.88-$6.00
Expired                                 30,000     $ 8.25-$8.38
Cancelled                               90,800     $ 4.88-$9.75
---------------------------------------------------------------
Outstanding at end of year           1,463,600     $ 4.88-$9.75
===============================================================
Exercisable at end of year           1,333,600     $ 4.88-$9.75
===============================================================
Shares reserved for future grant:
Beginning of year                       23,000
==============================================
End of year                            517,800
==============================================

The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's three stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with provisions of SFAS 123, the company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:




                                      Fiscal years ended
                          ------------------------------------------------
(In thousands of
dollars)                  Jan. 2, 1999     Jan. 3, 1998     Dec. 28, 1996
--------------------------------------------------------------------------
Net income
   (loss) - as
   reported               $(36,546)           $(4,848)        $16,699
Net income
   (loss) - pro forma     $(36,964)           $(5,132)        $16,316
Net income (loss)
   per share -
   as reported            $  (1.23)           $  (.19)        $   .53
Net income (loss)
   per share -
   pro forma              $  (1.25)           $  (.20)        $   .51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996; dividend yield of 0.0%; expected volatility of 34.90% for 1998, 34.84% for 1997 and 36.16% for 1996; weighted average risk-free interest rate of 4.79% for 1998, 5.96% for 1997 and 6.67% for 1996; and expected lives of 5 years.


Note 8 -- Income Taxes
The components of the provision for federal and state income taxes are summarized as follows:



(In thousands of     Jan. 2,        Jan. 3,        Dec. 28,
dollars)             1999           1998           1996
-----------------------------------------------------------
Current:
Federal              $ (3,472)      $(1,367)        $ 8,437
State                  (2,084)         (120)          1,510
-----------------------------------------------------------
                       (5,556)       (1,487)          9,947
===========================================================
Deferred:
Federal               (11,693)       (1,387)            297
State                  (3,420)         (225)            (10)
-----------------------------------------------------------
                      (15,113)       (1,612)            287
-----------------------------------------------------------
Total provision
   (benefit)         $(20,669)      $(3,099)        $10,234
===========================================================

Significant components of deferred tax liabilities and assets are as follows:


                                       Jan. 2, 1999               Jan. 3, 1998
(In thousands of dollars)        Current     Noncurrent     Current     Noncurrent
----------------------------------------------------------------------------------
Deferred tax assets:
Bad debt and other
   allowances                    $1,422      $    --        $1,573      $     --
Inventory reserves                1,649           --           877            --
Postretirement benefits              --          820            --           614
Federal net operating loss
   carryforward                      --        8,172            --           405
State net operating loss
   carryforward                      --        3,594            --            --
Pension obligations                  --        2,122            --           141
Charitable contribution              --          263            --           243
Accrued liabilities                 782           --           937            --
Other                               681           --           714            --
--------------------------------------------------------------------------------
Gross deferred tax assets         4,534       14,971         4,101         1,403
Valuation allowance                  --         (500)           --            --
--------------------------------------------------------------------------------
Net deferred tax assets           4,534       14,471         4,101         1,403
--------------------------------------------------------------------------------
Deferred tax liabilities:
Tax over book depreciation           --      (11,842)           --       (14,895)
Intangible assets                    --         (210)           --        (1,887)
--------------------------------------------------------------------------------
Gross deferred tax liabilities       --      (12,052)           --       (16,782)
--------------------------------------------------------------------------------
Net deferred tax assets
   (liabilities)                 $4,534      $ 2,419        $4,101      $(15,379)
================================================================================

The 1998 Federal tax loss will be partially carried back to recover taxes paid in a prior year. The company has recorded a receivable in the amount of $7,153,000 based on the estimated carryback refund. At January 2, 1999, the company has an estimated Federal net operating loss ("NOL") carryforward of approximately $21,504,000 which can be carried forward to offset future taxable income through the year 2018. The company also has state NOL carryforwards, principally in the state of Virginia, in the aggregate amount of $9,457,000 which have expiration dates ranging from the year 2000 to 2018. The company has provided a valuation allowance for the amount of such state NOL carryforwards which management believes are not likely to be realized.

A reconciliation of the statutory federal income tax rates with the company's effective income tax rates for 1998, 1997 and 1996 is as follows:



                              Jan. 2,     Jan. 3,     Dec. 28,
                              1999        1998        1996
---------------------------------------------------------------
Statutory federal rate           35%          35%         35%
State rate, net                   2            3           3
Other                            (1)           1          --
--------------------------------------------------------------
Effective income tax rate        36%          39%         38%
==============================================================

Income tax payments were $719,000, $3,416,000 and $8,597,000 for fiscal 1998,
1997 and 1996, respectively.

Note 9 -- Employee Benefits
Defined Benefit Plan -- All qualified employees of the parent company are covered by a noncontributory, defined benefit plan. The benefits are based on years of service and the employee's highest five consecutive years of compensation paid during the 10 most recent years before retirement. Information regarding the company's defined benefit plan is as follows:



(In thousands of dollars)                 1998         1997
---------------------------------------------------------------
Change in benefit obligation:
Benefit obligation, beginning of year     $46,517      $39,291
Service cost                                1,863        1,594
Interest cost                               3,339        2,858
Actuarial (gain) or loss                    4,894        6,450
Benefit payments                           (5,188)      (3,676)
---------------------------------------------------------------
Benefit obligation, end of year           $51,425      $46,517
===============================================================


(In thousands of dollars)                  1998         1997
---------------------------------------------------------------
Change in plan assets:
Fair value of plan assets, beginning
   of year                                 $45,894      $38,218
Actual return on plan assets                (2,655)       9,040
Employer contribution                        3,122        2,312
Benefit payments                            (5,188)      (3,676)
----------------------------------------------------------------
Fair value of plan assets, end of year     $41,173      $45,894
================================================================


(In thousands of dollars)                1998            1997
------------------------------------------------------------------
Funded status                            $(10,252)        $ (623)
Unrecognized actuarial (gain)/loss         13,800          1,754
Unrecognized transition (asset)/
   obligation                                  --           (430)
Unrecognized prior service cost               332            388
----------------------------------------------------------------
Net amount recognized                    $  3,880         $1,089
================================================================
Amounts included in the consolidated balance sheet are
comprised of:
(In thousands of dollars)                    1998           1997
----------------------------------------------------------------
Prepaid benefit cost                     $     --         $1,089
Accrued benefit liability                  (3,728)            --
Intangible asset                              332             --
Minimum pension liability adjustment        7,276             --
----------------------------------------------------------------
Net amount recognized                    $  3,880         $1,089
================================================================

The company recognized a minimum pension liability in year ended January 2, 1999 for the excess of the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets over the accrued pension costs. This minimum pension liability adjustment has been recognized as a charge to other comprehensive income, net of applicable income taxes.

The following rate assumptions were made for the plan:



                           1998         1997
-------------------------------------------------
Discount rate                  7.00%        7.50%
Expected return on plan
   assets                     10.00%       10.00%

The long-term rate of salary progression for 1998 reflected an increase of 4% for seven years with an ultimate rate increase of 5% thereafter. The long-term rate of salary progression for 1997 reflected an increase of 4% for eight years with an ultimate rate increase of 5% thereafter.


The assets of the defined benefit plan include principally investments in equity and debt securities. The company utilizes a September 30 date for valuation of assets and measurement of the pension liabilities under the plan.


Net periodic benefit cost includes the following components:



(In thousands of dollars)        1998          1997          1996
-------------------------------------------------------------------
Service cost                     $1,863        $1,594        $1,591
Interest cost                     3,339         2,858         2,862
Expected return on plan
   assets                        (4,497)       (3,675)       (3,480)
Amortization of
   unrecognized transition
   obligation or asset             (430)         (469)         (469)
Prior service costs
   recognized or curtailment         57            57            57
-------------------------------------------------------------------
Net periodic benefit cost        $  332        $  365        $  561
===================================================================

In connection with the subsequent events as further described in Note 22, the company has agreed in principle with the Pension Benefit Guarantee Corporation to provide $5.5 million in supplemental contributions to the pension plan, in excess of the minimum required annual contributions, over the next three years for the protection of plan participants. The first payment of $2.0 million will be made in December, 1999.

Supplementary Retirement Plan -- The company has a nonqualified, unfunded supplementary retirement plan for which it had previously purchased cost recovery life insurance on the lives of participants. The amount of coverage was designed to provide sufficient revenues to recover all costs of the plan if assumptions made to mortality experience, policy earnings and other factors were realized. Subsequent to January 2, 1999, the company surrendered these life insurance policies in exchange for cash and will self-fund future plan payments.

Information regarding the company's supplementary retirement plan is as follows:



(In thousands of dollars)        1998        1997
----------------------------------------------------
Change in benefit obligation:
Benefit obligation, beginning
   of year                        $3,544      $3,395
Service cost                          91         109
Interest cost                        237         240
Actuarial (gain) or loss             494         337
Benefit payments                    (711)       (537)
-----------------------------------------------------
Benefit obligation, end of
   year                           $3,655      $3,544
=====================================================


(In thousands of dollars)     1998           1997
----------------------------------------------------
Change in plan assets:
Fair value of plan assets,
   beginning of year               --             --
Employer contribution             710            538
Benefit payments                 (710)          (538)
----------------------------------------------------
Fair value of plan assets,
   end of year                     --             --
====================================================
Funded status                 $(3,655)       $(3,544)
Unrecognized actuarial
   (gain)/loss                  1,594          1,162
Unrecognized transition
   (asset)/obligation             601            701
Unrecognized prior service
   cost                           199            220
----------------------------------------------------
Net amount recognized         $(1,261)       $(1,461)
====================================================
Amounts included in the consolidated balance sheet are
comprised of:
(In thousands of dollars)        1998           1997
-----------------------------------------------------
Accrued benefit liability     $(2,987)       $(3,120)
Intangible asset                  800          1,659
Minimum pension liability
   adjustment                     926             --
----------------------------------------------------
Net amount recognized         $(1,261)       $(1,461)
====================================================

Net periodic benefit cost includes the following components:



(In thousands of dollars)     1998     1997     1996
-----------------------------------------------------
Service cost                  $ 91     $109     $102
Interest cost                  237      240      275
Amortization of
   unrecognized obligation
   or asset                    100      100      100
Prior service costs
   recognized                   20       20       20
Recognized gain or losses       62       41       60
----------------------------------------------------
Net periodic benefit cost     $510     $510     $557
====================================================

The discount rate used in determining the benefit obligation was 7% for 1998 and 7.5% for 1997. The long-term rate of salary progression for 1998 reflected an increase of 4% for seven years with an ultimate rate increase of 5% thereafter. The long-term rate of salary progression for 1997 reflected an increase of 4% for eight years with an ultimate rate increase of 5% thereafter.



Postretirement Benefit Plan -- The company also provides certain postretirement medical and life insurance benefits to substantially all employees who retire with a minimum of 20 years of service for the period of time until the employee and any dependents reach age 65. The medical plan requires monthly contributions by retired participants which are dependent on the participant's length of service, age at the date of retirement and Medicare eligibility. The life insurance plan is noncontributory.


In 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires companies to recognize the estimated costs of providing postretirement benefits on an accrual basis. The company elected the delayed recognition method of adoption which allows amortization of the initial transitional obligation of $5,101,000 over a 20-year period.

Information about the postretirement benefit obligation is as follows:



(In thousands of dollars)        1998        1997
-----------------------------------------------------
Change in benefit obligation:
Benefit obligation, beginning
   of year                        $7,044      $7,634
Service cost                         241         244
Interest cost                        503         558
Participant contributions            149         136
Actuarial (gain) or loss             134        (788)
Benefit payments                    (660)       (740)
-----------------------------------------------------
Benefit obligation, end of
   year                           $7,411      $7,044
=====================================================

There are no plan assets for the postretirement benefit obligation. The benefits of the postretirement plan are funded by the company as benefits are incurred.



(In thousands of dollars)        1998           1997
-----------------------------------------------------
Funded status                 $(7,411)       $(7,044)
Unrecognized actuarial
   (gain)/loss                  1,689          1,608
Unrecognized transition
   (asset)/obligation           3,565          3,821
----------------------------------------------------
Net amount recognized         $(2,157)       $(1,615)
====================================================

An accrued benefit liability of $2,157,000 for 1998 and $1,615,000 for 1997 is included in the consolidated balance sheet.


Net periodic benefit cost includes the following components:


(In thousands of dollars)      1998        1997        1996
------------------------------------------------------------
Service cost                   $  241      $  244      $  198
Interest cost                     503         558         523
Amortization of
   unrecognized obligation
   or asset                       256         256         256
Recognized gains or losses         53         102          63
--------------------------------------------------------------
Net periodic benefit cost      $1,053      $1,160      $1,040
==============================================================


The discount rate used in determining the accumulated postretirement benefit obligation was 7% for 1998 and 7.5% for 1997. The assumed medical cost trend was 7% and 8% in 1998 and 1997, respectively, declining by 1% per year until an ultimate goal of 5.5% is achieved. The effect of a 1% increase in the assumed health care cost trend rates for each future year would have increased the aggregate of 1998 service cost and interest cost by $83,000, and would have increased the January 2, 1999 accumulated postretirement benefit obligation by $589,000. The effect of a 1% decrease in the assumed health care cost trend would have decreased the aggregate 1998 service cost and interest cost by $71,000 and would have decreased the January 2, 1999 accumulated postretirement benefit obligation by $509,000.


The company does not have significant postemployment benefits requiring accrual under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."


Other Employee Benefit Plans -- The company has various employee savings (401-K) plans covering qualified employees. Employee contributions are limited to a percentage of their compensation, as defined in the plans. Certain plans provide for company contributions. The company contributions for 1998, 1997 and 1996 were approximately $138,100, $190,900 and $170,600, respectively.

Note 10 -- Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the years ended January 2, 1999 and January 3, 1998.



(In thousands of dollars
except per share data)      1998           1997
------------------------- -------------------------
Net Sales
   1st quarter              $ 99,874       $ 99,323
   2nd quarter               132,792        148,017
   3rd quarter               136,409        229,342
   4th quarter                99,628        172,725
----------------------------------------------------
Total                       $468,703       $649,407
====================================================
Gross Profit
   1st quarter              $ 19,051       $ 20,834
   2nd quarter                23,994         28,214
   3rd quarter                18,062         46,316
   4th quarter                 6,031         26,248
---------------------------------------------------
Total                       $ 67,138       $121,612
====================================================
Income (Loss) Before Income Taxes
   1st quarter              $(11,205)       $(6,952)
   2nd quarter               (22,217)         1,403
   3rd quarter                (3,924)        11,488
   4th quarter               (19,869)       (13,886)
----------------------------------------------------
Total                       $(57,215)       $(7,947)
====================================================
Net Income (Loss)
   1st quarter              $ (6,835)       $(4,235)
   2nd quarter               (13,552)           850
   3rd quarter                (2,394)         7,009
   4th quarter               (13,765)        (8,472)
---------------------------------------------------
Total                       $(36,546)       $(4,848)
===================================================
Net Income (Loss) per Common Share
   1st quarter              $   (.23)       $  (.15)
   2nd quarter                 ( .46)           .02
   3rd quarter                 ( .08)           .23
   4th quarter                 ( .46)          (.29)
----------------------------------------------------
Total                       $  (1.23)       $  (.19)
====================================================

Note 11 -- Commitments
At January 2, 1999, the company was obligated under a number of noncancellable, renewable operating leases as follows:



                     Data           Manufacturing
(In thousands        Processing     Facilities and
of dollars)          Equipment      Other             Total
-------------------------------------------------------------
  1999                  $3,345          $ 5,836       $ 9,181
  2000                   1,799            4,596         6,395
  2001                     228            3,843         4,071
  2002                      97            3,111         3,208
  2003                      65            2,633         2,698
  2004 and after           290            5,396         5,686
-------------------------------------------------------------
  Total                 $5,824          $25,415       $31,239
=============================================================

Rental expense charged to income was $14,783,000 in 1998, $16,857,000 in 1997 and $13,287,000 in 1996.

The company has entered into various licensing agreements which permit it to market apparel with copyrighted logos. Under the terms of these agreements, the company is required to pay minimum guaranteed fees to certain licensors. The remaining minimum obligations under these agreements at January 2, 1999 were approximately $3,080,000.


The company's principal raw materials are cotton and polyester. As of March 1, 1999, the company has contracted to purchase substantially all of its cotton requirements for 1999 and has fixed the price on approximately 70% of its cotton requirements.


Note 12 -- Employment Agreements
The company has entered into employment continuity agreements with certain of its executives which provide for the payments to these executives of amounts up to three times their annual compensation plus continuation of certain benefits if there is a change in control in the company (as defined) and a termination of their employment. The maximum contingent liability at January 2, 1999 under these agreements was approximately $3,361,000.


Note 13 -- Concentration of Credit Risk
The company's concentration of credit risk is partially mitigated due to the large number of primarily domestic customers who are geographically dispersed. Domestic retailers comprise a substantial portion of the company's customer base. The company has no customer that constituted 10% of net sales in 1998, 1997 or 1996. The company generally does not require collateral. As disclosed on the balance sheet, the company maintains an allowance for doubtful accounts to cover estimated credit losses.


Note 14 -- Shareholder Rights Plan
In March 1990, the Board of Directors of the company adopted a Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on April 2, 1990. Each right entitles the registered holder to purchase from the company, until the earlier of March 22, 2000 or the redemption of the rights, one one-thousandth of a share of newly authorized Junior Participating Cumulative Preferred Stock, Series A, without par value, at an exercise price of $40. The rights are not exercisable or transferable apart from the common stock until the earlier of (i) 10 days following the public announcement that a person or a group of affiliated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the company's outstanding common stock or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or a group owning 10% or more of the company's outstanding common stock. The company may redeem the rights at a price of $.01 per right at any time prior to the acquisition of 10% or more of the company's outstanding common stock or certain other triggering events.

Note 15 -- Stock Purchase Plan
In February 1994, the company initiated the Salaried Employees' Stock Purchase Plan. Under the plan, employees could elect to purchase shares of the company's common stock in amounts ranging from 20-30% of their annual salary. Employees pay for the stock through payroll deductions over a 60-month period. Interest at 6% per annum will be charged until the stock is fully paid and the shares are held by the company until that time. Under the plan, 753,667 shares were issued at a price of $5.50. Of the $4,144,000 loans recorded for the shares, $4,015,000 has been collected, leaving an outstanding balance at January 2, 1999 of $129,000. Interest income realized in 1998, 1997 and 1996 on the loans was $23,000, $35,000 and $64,000, respectively. In January 1995, the Directors of the company approved an amendment to the plan that allows an employee options for early payment of the loan.


Note 16 -- Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense charged to income was $17,108,000 in 1998, $23,632,000 in 1997 and $21,614,000
in 1996.


Note 17 -- Unionization of Facilities
In April 1998, hourly employees at the company's Martinsville, Virginia facilities ratified a four-year contract by employee vote, with the Union of Needletrades, Industrial and Textile Employees (UNITE). Tultex accepted the contract with UNITE which covers approximately 1,800 employees in the Martinsville area. This contract replaces the three-year contract signed with the Amalgamated Clothing and Textile Workers Union (now known as UNITE) in August 1994. In April 1998, hourly employees at the company's South Boston, Virginia sewing facility ratified a four-year contract by employee vote with UNITE. This contract which was accepted by Tultex covers approximately 400 employees in the South Boston area. This replaces a three-year contract signed with UNITE in May 1995. In June 1998, hourly employees at the company's Mayodan, North Carolina facility voted for representation by UNITE. A four-year contract was ratified by employee vote and accepted by Tultex. The contract covers approximately 150 employees in the Mayodan area.


Note 18 -- Mergers and Acquisitions
On March 6, 1998, the company purchased the stock of Liga Mayor de Mexico S.A. de C.V., an apparel sewing company located in Mexico. The aggregate purchase price, net of cash acquired, was $2,726,000, including transaction expenses. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include results of operations from the date of acquisition. The purchase included intangibles, such as trademarks, operating agreements and goodwill, valued at $2,520,000 to be amortized over 10 years.


On April 16, 1997, the company acquired California Shirts Sales, Inc. ("CSS"), an apparel distributor in 11 western states and Hawaii. The company purchased substantially all assets totaling $58.8 million, including cash of $223 thousand, and assumed certain liabilities totaling $11.9 million. The acquisition was recorded using the purchase method of accounting. Acquisition consideration was comprised of 554,098 shares of the company's common stock valued at $4.2 million at a price of $7.625 per share, cash payment of $7.0 million, subordinated indebtedness issued for $14.4 million, and the assumption of liabilities totaling $33.2 million. The purchase price was allocated to the acquired assets and liabilities assumed based on their fair values resulting in goodwill of $12.1 million to be amortized over 25 years. The historical recorded values of CSS assets and liabilities were not materially different from their fair values.

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

                                          Year Ended (Unaudited)
                                      -------------------------------
                                      Jan. 3, 1998     Dec. 28, 1996
---------------------------------------------------------------------
(In thousands, except per
   share data)
Sales                                    $672,148         $718,996
Net income (loss)                          (5,968)          13,251
Net income (loss) per
   share                                     (.20)             .44

The pro forma results are not necessarily indicative of the results of operations of the combined companies that would have occurred had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

On May 6, 1997, the company acquired T-Shirt City, Inc. ("TSC"), an apparel distributor in the Midwestern United States. The company purchased substantially all assets totaling $16.6 million, including cash of $173 thousand, and assumed certain liabilities totaling $5.4 million. The transaction was recorded using the purchase method of accounting. Acquisition consideration included a cash payment of $1.8 million and the assumption of liabilities totaling $14.8 million. The purchase price was allocated to the acquired assets and liabilities assumed based on their fair values resulting in goodwill of $9.1 million to be amortized over 25 years. The historical recorded values of TSC assets and liabilities were not materially different from their fair values. The pro forma effect of this acquisition has not been presented because these amounts would not differ materially from actual results.

During the fourth quarter of 1997, the company acquired 100% ownership of Track Gear, Inc., a manufacturer and marketer of imprinted motorsports apparel. The company previously owned 51% of Track Gear, Inc.'s common shares. The company purchased the interests of four other investors for $478,000 cash and new Series C preferred stock of $333,000. During 1998 all 33,260 outstanding shares of the Series C, 4.5% cumulative convertible preferred stock were exchanged for 143,827 shares of the company's common stock.

Note 19 -- Sale of LogoAthletic
On July 15, 1998 the company completed the sale of substantially all the assets of LogoAthletic to TKS Acquisition Inc. ("TKS"), a new company headed by Thomas
K. Shine, incumbent President and CEO of LogoAthletic. Consideration to the company was $98.5 million in cash and $12.5 million in subordinated notes of TKS due five years after the closing. Additional cash payments may be received by the company if TKS reaches certain sales targets during 1998 and 1999.
As part of the transaction, the company repurchased $6.0 million of its outstanding preferred stock owned by investors in TKS for an amount equal to the carrying value.


An estimated pre-tax loss from the sale of $16.3 million (after-tax of $9.9 million or $0.33 per share) is reflected in the 1998 Consolidated Statement of Operations.

Note 20 -- Condensed Consolidating Financial Information
The following financial information presents condensed consolidated financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned guarantor subsidiaries on a combined basis ("Wholly-owned Guarantor Subsidiaries"), (iii) the wholly-owned non-guarantor subsidiaries on a combined basis ("Wholly-owned Non-guarantor Subsidiaries"), (iv) the LogoAthletic subsidiaries that were sold during the third quarter of 1998 ("Subsidiaries Sold") and (v) the company on a consolidated basis.

                                            Wholly-owned   Wholly-owned
                                            Guarantor      Non-guarantor   Subsidiaries
(in thousands of dollars)     Parent        Subsidiaries   Subsidiaries    Sold          Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
As of and for the year ended
January 2, 1999
Current assets                  $ 232,075      $ 53,958        $29,638       $     --      $  (43,256)    $ 272,415
Noncurrent assets                 190,194        14,908         10,865             --         (41,054)      174,913
-------------------------------------------------------------------------------------------------------------------
Total assets                    $ 422,269      $ 68,866        $40,503       $     --      $  (84,310)    $ 447,328
===================================================================================================================
Current liabilities             $  19,551      $ 11,002        $26,138       $     --      $  (20,428)    $  36,263
Noncurrent liabilities            269,288          (495)          (438)            --          (3,728)      264,627
-------------------------------------------------------------------------------------------------------------------
Total liabilities               $ 288,839      $ 10,507        $25,700       $     --      $  (24,156)    $ 300,890
===================================================================================================================
Net sales                       $ 350,239      $116,758        $63,302       $ 63,072      $ (124,668)    $ 468,703
Cost and expenses                 409,875       111,124         60,483         69,104        (124,668)      525,918
-------------------------------------------------------------------------------------------------------------------
Pretax income (loss)            $ (59,636)     $  5,634        $ 2,819       $ (6,032)     $       --     $ (57,215)
===================================================================================================================


                                            Wholly-owned   Wholly-owned
                                            Guarantor      Non-guarantor   Subsidiaries
(in thousands of dollars)     Parent        Subsidiaries   Subsidiaries    Sold          Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
As of and for the year ended
January 3, 1998
Current assets                  $ 234,744      $168,877       $ 64,126        $     --     $ (125,983)    $341,764
Noncurrent assets                 257,804        33,638         22,706              --       (113,585)     200,563
------------------------------------------------------------------------------------------------------------------
Total assets                    $ 492,548      $202,515       $ 86,832        $     --     $ (239,568)    $542,327
==================================================================================================================
Current liabilities             $  19,925      $117,462       $ 24,989        $     --     $ (120,434)    $ 41,942
Noncurrent liabilities            303,246         2,247           (306)             --          1,086      306,273
------------------------------------------------------------------------------------------------------------------
Total liabilities               $ 323,171      $119,709       $ 24,683        $     --     $ (119,348)    $348,215
==================================================================================================================
Net sales                       $ 390,301      $ 26,341       $116,750        $204,397     $  (88,382)    $649,407
Cost and expenses                 410,192        25,314        111,492         198,773        (88,417)     657,354
------------------------------------------------------------------------------------------------------------------
Pretax income (loss)            $ (19,891)     $  1,027       $  5,258        $  5,624     $       35     $ (7,947)
==================================================================================================================


                                          Wholly-owned   Wholly-owned
                                          Guarantor      Non-guarantor   Subsidiaries
(in thousands of dollars)     Parent      Subsidiaries   Subsidiaries    Sold          Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------
As of and for the year ended
December 28, 1996
Current assets                 $275,694      $158,955        $1,729         $     --     $ (104,457)     $331,921
Noncurrent assets               189,088        36,405         1,005               --        (57,639)      168,859
-----------------------------------------------------------------------------------------------------------------
Total assets                   $464,782      $195,360        $2,734         $     --     $ (162,096)     $500,780
=================================================================================================================
Current liabilities            $ 38,074      $116,763        $2,390         $     --     $ (100,797)     $ 56,430
Noncurrent liabilities          242,011          (161)         (405)              --            (23)      241,422
-----------------------------------------------------------------------------------------------------------------
Total liabilities              $280,085      $116,602        $1,985         $     --     $ (100,820)     $297,852
=================================================================================================================
Net sales                      $409,702      $ 25,959        $2,489         $226,904     $  (30,617)     $634,437
Cost and expenses               394,921        25,044         3,426          215,285        (31,172)      607,504
-----------------------------------------------------------------------------------------------------------------
Pretax income (loss)           $ 14,781      $    915        $ (937)        $ 11,619     $      555      $ 26,933
=================================================================================================================

Note 21 -- Segment Reporting
The company currently operates in a single business segment which designs, manufactures and distributes fleece and jersey apparel. During the year ended January 2, 1999, the company exited its Logo Athletic licensed apparel business (see Note 19). The segment information reported below reflects the operations of the company's ongoing apparel segment separate from the LogoAthletic business operations ("Other") through the date of sale (July 15, 1998).


The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates performance based upon operating earnings before interest and income taxes.


The company had no customers which accounted for more than 10% of consolidated revenues for the three years in the period ended January 2, 1999. The majority of the company's assets are located within the U.S. and the market for the company's apparel products is principally the U.S.



(in thousands of dollars)        Apparel         Other        Consolidated
--------------------------------------------------------------------------
1998
Net sales                      $ 407,168      $  61,535       $ 468,703
Operating income (loss)           (9,831)        (4,205)        (14,036)
Total assets *                   447,328             --         447,328
Capital expenditures               9,563            516          10,079
Depreciation and
   amortization expense           21,810          1,701          23,511
-------------------------------------------------------------------------
1997
Net sales                      $ 448,292      $ 201,115       $ 649,407
Operating income (loss)            9,285          9,119          18,400
Total assets                     421,023        121,304         542,327
Capital expenditures              27,575          1,500          29,075
Depreciation and
   amortization expense           20,845          3,149          23,994
--------------------------------------------------------------------------
1996
Net sales                      $ 409,287      $ 225,150       $ 634,437
Operating income (loss)           30,016         15,708          45,724
Total assets                     369,701        131,079         500,780
Capital expenditures              26,576          2,472          29,048
Depreciation and
   amortization expense           19,679          3,035          22,714
==========================================================================

* Total assets exclude assets sold in the current year related to LogoAthletic.


Reconciling information between reportable segments and the company's consolidated totals is shown in the following table:



(in thousands of dollars)              1998          1997         1996
-----------------------------------------------------------------------
 Total operating earnings for
   reportable segments            $(14,036)       $18,400      $45,724
 Interest expense                   29,108         27,611       21,742
 Interest income                    (2,233)        (1,264)      (2,951)
 Loss on sale of subsidiaries       16,304            --           --
-----------------------------------------------------------------------
 Earnings before income taxes      (57,215)        (7,947)      26,933
-----------------------------------------------------------------------

The following table presents revenues and long-lived assets by geographical area based on the location of the use of the product or services and the location of the asset:



(in thousands of dollars)         1998           1997           1996
----------------------------------------------------------------------
Revenues:
Domestic                      $ 454,520      $ 634,430      $ 610,658
Foreign                          14,183         14,977         23,779
Net long-lived assets:
Domestic                        105,859        126,266        131,052
Foreign                           1,142            925          1,373
-----------------------------------------------------------------------

Note 22 -- Subsequent Events
Subsequent to January 2, 1999, the company received a commitment for a new, asset-based secured credit facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility, which is scheduled to close May 10, 1999, BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced would not exceed $150 million. Proceeds from this facility will be used to pay all outstanding amounts under the company's existing $87.5 million unsecured revolving credit facility, fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below), and provide working capital.


To obtain the required consents of noteholders to permit the company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the company initiated a consent solicitation. In connection with the solicitation, the company also invited noteholders to tender notes for purchase by the company in a "modified dutch auction" with a maximum purchase price of 65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The company has accepted tenders for $70 million of notes and has received consents from holders of more than 51% of both note series as required. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, the holders of notes not accepted for purchase by the company who also consented will receive freely tradeable and registered warrants for 15,525,000 shares of the company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have a 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.

In connection with the refinancing, the existing revolving credit facility borrowings and accrued interest, expected to be $54.5 million at May 10, 1999, will be retired by payment of $39.5 million in cash from the proceeds of the new facility borrowings, and the remaining $15.0 million will be forgiven by the former lenders. In addition, $42.0 million of the new facility borrowings will be used to repurchase $70.0 million face value of Senior Notes, pursuant to the company's acceptance of tender offers from noteholders submitted by April 16, 1999.



The new facility has a maturity date of three years with an extension provision for an additional two years, subject to lenders' approval. The company has the option of setting quarterly interest rates equal to either the Prime Rate or London Interbank Offered Rate ("LIBOR") plus applicable margins. The applicable margin is based on a funded debt / EBITDA ratio that will range from 0% to 1.75% for Prime Rate or 1.75% to 3.75% for LIBOR based loans. The company shall pay a fee of .375% per year on any unused borrowings. A $10 million sublimit under the facility is available for letters of credit.


In connection with the refinancing, the company received waivers for default of financial covenants under the former credit facility. The most significant financial covenants of the new facility are the maintenance of a minimum fixed charge coverage ratio on a quarterly basis and annual limitations on capital expenditures. Other covenants place restrictions on the company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears in the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

NAME                          OFFICE                                         AGE

Charles W. Davies, Jr         President and Chief Executive Officer           50

O. Randolph Rollins           Executive Vice President and General Counsel    56

Walter  J. Caruba             Vice President - Retail                         51

W.  Jack Gardner, Jr          Vice President - Operations                     55

P. Woolard Harris, Jr         Vice President and Chief Financial Officer      49

Jefferson K. Judkins          Vice President - Customer Service               39

Jeffrey F. Kies               Corporate Controller                            42

Henry G. Moore, III           Vice President - Resources                      41

Anthony J. Pichirallo         Vice President - Wholesale                      40

John J. Smith                 Vice President - Distribution/Logistics
                              Systems and Human Resources                     56

Robin H. Gehman               Treasurer                                       44

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

Franck, Chairman of the Board of the Company.

Walter J. Caruba became Vice President - Retail in September 1992. He served as Vice President - Distribution between October 1990 and September
1992. He served as General Manager - Planning from November 1989 to October 1990 and was Director - Production Control from December 1985 to November 1989.

W. Jack Gardner, Jr. became Vice President - Operations in September 1994 and served as General Manager - Fabric Manufacturing from January 1988 until that time.

P. Woolard Harris, Jr. became Vice President and Chief Financial Officer in November 1998. Prior to joining the Company, he was Vice President and Chief Financial Officer of Craftsman Fabric Industries, Inc., in Concord, North Carolina from September 1998 to October 1998. From March 1992 to August 1998 he was Vice President/Consultant with the Finley Group in Charlotte, North Carolina. He also held vice president positions in North Carolina with Wiscassett Mills Company in Albermarle and Cannon Mills Company in Kannapolis.

Jefferson K. Judkins became Vice President - Customer Service in August 1997. He previously served as General Manager - Customer Service from February 1997 until July 1997 after serving as Retail Sales Manager since October 1992.

Jeffrey F. Kies became Corporate Controller in August 1996. Prior to joining the Company, he was employed by R. J. Reynolds Tobacco Co. as Senior Financial Manager.

Henry G. Moore, III became Vice President - Resources in April 1998. He served as General Manager - Greige Manufacturing from September 1993 to March 1998. He was General Manager - Yarn Manufacturing from September 1990 to August 1993. Prior to 1990 he held various positions with the Company.

Anthony J. Pichirallo became Vice President - Wholesale in February 1997. He served as General Manager - Wholesale from July 1991 until that time.

John J. Smith became Vice President - Distribution/Logistics Systems and
Human Resources in September 1992. Prior thereto, he served as Vice President - Sales and Marketing since December 1987 after serving as Director - Corporate Planning since May 1987. He was Manager - Information Systems & Services between December 1985 and May 1987.

Robin H. Gehman became Treasurer in May 1997. In the sixteen years prior to joining the Company, he was employed by VF Corporation, most recently as Vice President of Finance for Bassett Walker, Inc.

All terms of office will expire concurrently with the meeting of directors following the next annual meeting of stockholders at which the directors are elected.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K appears in the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the

Company's fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 of Form 10-K appears in the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K appears in the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

    (1) Financial Statements:

        The following financial statements are included in Item 8. of this report:

        Report of Independent Accountants
        Balance Sheet at January 2, 1999 and
         January 3, 1998
        Statement of Operations for each of the three years in the period ended January 2, 1999
        Statement of Changes in Stockholders' Equity for each of the three years in the period ended January 2, 1999
        Statement of Cash Flows for each of the three years in the period ended January 2, 1999
        Notes to Financial Statements

    (2) Financial Statement Schedules:                   Page in Form 10-K
        ------------------------------                   -----------------

       Report of Independent Accountants on Financial
         Statement Schedule:                              F-1
       Consolidated Financial Statement Schedule for
       each of the three years in the period ended
       January 2, 1999: II-Valuation and Qualifying
       Accounts and Reserves                              F-2

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

           Virginia, as Trustee, relating to the notes (filed as Exhibit 4.1 to the company's Form S-4 filed with the SEC on April 16, 1997 and incorporated herein by reference)

    10.1 Tultex Corporation 1987 Stock Option Plan (filed as Exhibit B to the company's Definitive Proxy Statement dated and mailed January 15, 1988 and incorporated herein by reference)

    10.2 Tultex Corporation 1990 Stock Option Plan (filed as Exhibit A to the company's Definitive Proxy Statement dated and mailed February 14, 1991 and incorporated herein by reference)

    10.3 Supplemental Retirement Plan (filed as an exhibit to the company's Form 10-K for the fiscal year ended December 30, 1990 and incorporated herein by reference)

    10.4 Tultex Corporation Salaried Employees' Common Stock Purchase Plan, dated February 11, 1994 (filed as Exhibit 4.5 to the company's Registration Statement Form S-8 dated February 11, 1994 and incorporated herein by reference)

    10.5 Form of Employment Continuity Agreement (filed as exhibits to the company's Form 10-Q for the quarter ended April 1, 1989 and the company's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference)

    10.6 Standstill Agreement, dated as of January 31, 1992, among Tultex Corporation, Logo 7, Inc. (Ind.), Melvin Simon and Herbert Simon (filed as Exhibit 10(b) to the company's Form 8-K dated January 31, 1992 and incorporated herein by reference)

    10.7 Credit Agreement for $187 million credit facility, dated May 18, 1997 (filed as Exhibit 10.8 to the company's Form 10-Q for the quarter ended July 5, 1997 and incorporated herein by reference)

    10.8 Amendment, consent and waiver relating to the $187 million credit facility, dated as of November 4, 1997 (filed as Exhibit 10.9 to the company's Form 10-Q for the quarter ended October 4, 1997 and incorporated herein by reference)

    10.9 Amendment, consent and waiver relating to the $187 million credit facility, dated as of March 11, 1998 (filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.)

    10.10 Amendment relating to the $187 million credit facility, dated as of September 18, 1998 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 3, 1998 and incorporated herein by reference)

    10.11 Amendment, consent and waiver relating to the $112 million credit facility, dated as of November 16, 1998 (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 3, 1998 and incorporated herein by reference)

    10.12 Amendment, consent and waiver relating to the $87.5 million credit facility, dated as of February 23, 1999 (filed herewith)

    10.13 Amendment, consent and waiver relating to the $87.5 million credit facility, dated as of April 2, 1999 (filed herewith)

    10.14 Amendment, consent and waiver relating to the $87.5 million credit facility, dated as of April 12, 1999 (filed herewith)

    11 The computation of earnings per share can be clearly determined from the financial statements of the Company contained in Item 8.

    21     Subsidiaries of the company (filed herewith)

    23     Consent of PricewaterhouseCoopers LLP (filed herewith)


    (b)    Reports of Form 8-K

           No reports on Form 8-K were filed for the quarter ended January 2, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tultex Corporation
                                           (Registrant)

                                           /s/ Charles W. Davies, Jr.
                                           --------------------------
                                           By:  Charles W. Davies, Jr., President and  CEO
                                           Date:  April 19, 1999
                                           ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 19, 1999                             /s/ Charles W. Davies,
--------------                             -----------------------
                                           Charles W. Davies, Jr., President, CEO &
                                           Director (Principal Executive Officer)

April 19, 1999                             /s/ P. Woolard Harris, Jr.
--------------                             --------------------------
                                           P. Woolard Harris, Jr., Vice President and Chief
                                           Financial Officer (Principal Financial Officer)

April 19, 1999                             /s/ Jeffrey F. Kies
--------------                             -----------------------
                                           Jeffrey F. Kies, Corporate Controller (Principal
                                           Accounting Officer)

April 19, 1999                             /s/ O. Randolph Rollins
--------------                             -----------------------
                                           O. Randolph Rollins, Executive Vice President
                                           And General Counsel & Director

April 19, 1999                             /s/John M. Franck
--------------                             -----------------------
                                           John M. Franck, Director (Chairman)

April 19, 1999                             /s/ Seth P. Bernstein
--------------                             -----------------------
                                           Seth P. Bernstein, Director

April 19, 1999                             /s/ Lathan M. Ewers, Jr.
--------------                             -------------------------
                                           Lathan M. Ewers, Jr., Director

April 19, 1999                             /s/  H. Richard Hunnicutt, Jr.
--------------                             ------------------------------
                                           H. Richard Hunnicutt, Jr., Director

April 19, 1999                             /s/  F. Kenneth Iverson
--------------                             -----------------------
                                           F. Kenneth Iverson, Director


April 19, 1999                             /s/ Bruce M. Jacobson
--------------                             -----------------------
                                           Bruce M. Jacobson, Director

April 19, 1999                             /s/ Richard M. Simmons, Jr.
--------------                             ----------------------------
                                           Richard M. Simmons, Jr., Director

April 19, 1999                             /s/ Lynn J. Beasley
--------------                             -----------------------
                                           Lynn J. Beasley, Director





                                    EXHIBITS

                           ANNUAL REPORT ON FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


                               TULTEX CORPORATION

                          COMMISSION FILE NUMBER 1-8016





                                  Exhibit Index

     10.12 Amendment, consent and waiver relating to the $87.5 million credit facility

     10.13 Amendment, consent and waiver relating to the $87.5 million credit facility

     10.14 Amendment, consent and waiver relating to the $87.5 million credit facility

     21    Subsidiaries of the Company

     23    Consent of PricewaterhouseCoopers LLP

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of
Tultex Corporation

Our audits of the consolidated financial statements referred to in our report dated April 16, 1999 appearing on page 17 of this Annual Report on Form 10-K included an audit of the Financial Statement Schedule listed in the accompanying index of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina
April 16, 1999

TULTEX CORPORATION                                          SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS                           CONSOLIDATED
AND RESERVES

(IN THOUSANDS OF DOLLARS)

`

                                    BALANCE AT     ADDITIONS                                           BALANCE
RESERVE FOR                         BEGINNING      CHARGED TO                                          AT END
DOUBTFUL ACCOUNTS                   OF PERIOD      OPERATIONS     ACQUISITIONS    REDUCTIONS (1)       OF PERIOD
For the fifty-two weeks
ended December 28, 1996              $4,227          $3,707              $0          $(4,172)          $3,762
                                     ======          ======          ======          =======           ======

For the fifty-three
weeks ended January 3, 1998          $3,762          $3,606          $1,512          $(4,675)          $4,205
                                     ======          ======          ======          =======           ======

FOR THE FIFTY-TWO
WEEKS  ENDED JANUARY 2, 1999         $4,205          $7,044              $0          $(7,015)          $4,234
                                     ======          ======          ======          =======           ======









(1) Amounts represent write-off of uncollectible receivable balances.