Form 10-Q
period 1999-04-03
TULTEX CORP
filed 1999-05-17
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   APRIL 3, 1999
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to

                          Commission file number 1-8016
                                                   ----

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,050,155 shares of Common Stock, $1 par value, as of May 14, 1999
----------                                             ------------

                                                                               2
PART I. FINANCIAL INFORMATION
ITEM 1.

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED - $000'S OMITTED EXCEPT IN SHARES AND PER SHARE DATA) APRIL 3, 1999 (AND APRIL 4, 1998)

                                                                     THREE MONTHS ENDED
                                                      -----------------------------------------
                                                      APRIL 3, 1999             April 4, 1998
                                                      ---------------          ----------------
Net Sales                                                $   71,638                $    99,874
Cost of Products Sold                                        65,697                     80,823
                                                      ---------------          ----------------
Gross Profit                                                  5,941                     19,051
Selling, General and Administrative                          12,032                     23,983
                                                      ---------------          ----------------
Operating Income (Loss)                                      (6,091)                    (4,932)
Other (Income) Expense:
Interest Expense                                              6,256                      6,908
Interest Income and Other, Net                               (1,066)                      (635)
                                                      ---------------          ----------------
Income (Loss) Before Income Taxes                           (11,281)                   (11,205)

Provision (Benefit) for Income Taxes                         (4,174)                    (4,370)
                                                      ---------------          ----------------
NET INCOME (LOSS)                                            (7,107)                    (6,835)
Preferred Dividend Requirement (Note 4)                         (31)                      (147)
                                                      ---------------          ----------------
Balance Applicable to Common Stock                       $   (7,138)               $    (6,982)
                                                      ===============          ================
Weighted Average Common Shares Outstanding - Basic       30,050,155                 29,881,290
Weighted Average Common Shares Outstanding -             30,050,155                 29,881,290
Diluted

NET INCOME (LOSS) PER COMMON SHARE
                  BASIC                                  $     (.24)              $      (.23)
                  DILUTED                                $     (.24)              $      (.23)
Dividends Per Common Share (Note 4)                      $      .00               $       .00

                                                                               3
TULTEX CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED - $000'S OMITTED)
APRIL 3, 1999 (AND JANUARY 2, 1999)


Assets                                                                   APRIL 3, 1999             January 2, 1999
------                                                                 -----------------         --------------------
Current Assets:
Cash                                                                         $      8,533              $       5,769
Accounts Receivable - Net of Allowance for Doubtful
   Accounts $4,441 (1999) and $3,925 (1998)                                        58,911                     74,599
Inventories (Note 2)                                                              199,452                    176,818
Prepaid Expenses                                                                    4,286                      1,913
Income Taxes Refundable                                                             5,070                      8,782
Deferred Tax Assets                                                                 4,534                      4,534
                                                                       -------------------         -----------------
Total Current Assets                                                              280,786                    272,415
Property, Plant and Equipment, Net of Depreciation                                103,323                    107,001
Intangible Assets                                                                  22,459                     22,777
Deferred Tax Assets                                                                 2,419                      2,419
Other Assets                                                                       40,046                     42,716
                                                                       ===================         =================
Total Assets                                                                $     449,033             $      447,328
                                                                       ===================         =================
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable                                                            $      31,910             $       23,448
Accrued Expenses                                                                   19,187                     12,815
                                                                       -------------------         -----------------
Total Current Liabilities                                                           51,097                    36,263
Long-Term Debt (Notes 3, 8 and 10)                                                 253,155                   259,405
Other Liabilities                                                                    5,436                     5,222
Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 4)                                                 198                       198
Series B, $7.50 Cumulative Convertible Preferred Stock (Note 4)                      1,500                     1,500
Common Stock (Note 4)                                                               30,050                    30,050
Capital in Excess of Par Value                                                       7,095                     7,095
Retained Earnings                                                                  105,941                   113,079
Accumulated Other Comprehensive Income                                              (5,085)                   (5,085)
Unearned Stock Compensation                                                            (31)                      (35)
                                                                       -------------------         -----------------
                                                                                   139,668                   146,802
Less Notes Receivable - Stockholders                                                   323                       364
                                                                       -------------------         -----------------
Total Stockholders' Equity                                                         139,345                   146,438
                                                                       -------------------         -----------------
Total Liabilities and Stockholders' Equity                                  $      449,033             $     447,328
                                                                       ===================         =================

                                                                               4
TULTEX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED - $000'S OMITTED)
THREE MONTHS ENDED APRIL 3, 1999 (AND APRIL 4, 1998)

                                                                                   Three Months Ended
                                                                          ------------------------------------------
                                                                           APRIL 3, 1999             April 4, 1998
                                                                          ------------------       -----------------
Operations:
Net Income  (Loss)                                                           $ (7,107)             $ (6,835)
Items Not Requiring (Providing) Cash:
Depreciation                                                                    4,641                 5,148
Amortization                                                                    1,294                   750
Other Non-Cash Items                                                              (27)                  (70)
(Gain) Loss on Sale of Assets                                                    (239)                    -
Changes in Assets and Liabilities
Accounts Receivable                                                            15,688                30,568
Inventories                                                                   (22,634)              (41,650)
Prepaid Expenses                                                               (2,373)                   81
Accounts Payable and Accrued Expenses                                          14,834                 2,371
Income Taxes Refundable                                                         3,712                (5,151)
Other Long-Term Liabilities                                                       214                (1,384)
                                                                             --------              --------
Cash Provided (Used) by Operations                                              8,003               (16,172)
                                                                             --------              --------
Investing Activities:
Capital Expenditures                                                           (2,091)               (3,824)
Changes in Other Assets                                                         2,305                  (585)
Business Acquisition                                                                -                (2,743)
Proceeds from Sale of Property and Equipment                                      756                     -
                                                                             --------              --------

Cash Provided (Used) by Investing Activities                                      970                (7,152)
                                                                             --------              --------

Financing Activities:
Issuance (Payment) of Revolving Credit Facility Borrowings                     (6,250)               22,050
Payments on  Long-Term Borrowings                                                   -                  (134)

Cash Dividends                                                                      -                  (150)

Proceeds from  Stock Plans                                                         41                     -
                                                                             --------              --------

Cash Provided (Used) by Financing Activities                                   (6,209)               21,766
                                                                             --------              --------

Net Increase (Decrease) in Cash                                                 2,764                (1,558)

Cash at End of Prior Year                                                       5,769                 2,507
                                                                             --------              --------

Cash at End of Period                                                        $  8,533              $    949
                                                                             ========              ========




TULTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 1999

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 2, 1999. The balance sheet, statement of operations and statement of cash flows included in this 10-Q have been prepared from the Company's records and are subject to audit and year-end adjustments.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - INVENTORIES
A summary of inventories by component follows. (In thousands of dollars)



                                      APRIL 3, 1999                    January 2, 1999
                                 -------------------------        --------------------------
Raw Materials                                      $2,066                            $2,952
Goods-in-Process                                   26,551                            21,688
Finished Goods                                    160,541                           143,506
Supplies                                           10,294                             8,672
                                 =========================        ==========================
  Total Inventory                                $199,452                          $176,818
                                 =========================        ==========================


NOTE 3 - LONG TERM DEBT
Total long-term debt at April 3, 1999 includes Senior Notes of $185 million, $53.8 million outstanding under the revolving credit facility and $14.4 million of convertible subordinated notes.

Subsequent to April 3, 1999, the Company replaced its existing revolving credit facility with a $150 million asset-based lending facility. In addition, a portion of the 10 5/8% and 9 5/8% senior notes were repurchased and retired as part of the refinancing. Additional disclosure of these subsequent events is described in Note 10.

Commencing on April 15, 1999, the holders of the $14.4 million of convertible notes may convert, at their option, up to 20% per annum of the original principle amount into the Company's common stock. The number of common shares will be determined by dividing the principle amount of the notes to be converted by the closing price of the Company's common stock on the business day prior to the submission of shares for conversion.

NOTE 4 - STOCKHOLDERS' EQUITY
The 5% cumulative preferred stock is $100 par value, with 22,000 shares authorized, and 1,975 shares issued and outstanding as of April 3, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the Company's bond indenture.

The Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, with 150,000 shares authorized, and 15,000 shares issued and outstanding as of April 3, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the Company's bond indenture.

The Common stock is $1 par value, 60,000,000 shares authorized, with shares issued and outstanding of 30,050,155 as of April 3, 1999 and January 2, 1999. There were no dividends declared on the Company's common stock for the three month period ended April 3, 1999.

NOTE 5 - EARNINGS PER SHARE
Income (loss) per common share is computed using the weighted average common shares outstanding. The weighted average common shares outstanding are the same for both basic and diluted earnings per share.

NOTE 6 - COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that the Company report comprehensive income (loss) components in a full set of general-purpose financial statements. Comprehensive income (loss) represents the change in stockholders' equity during the period from non-owner sources. Currently, other comprehensive income (loss) consists of a minimum pension liability adjustment. The Company adopted SFAS 130 on January 4, 1998. Total comprehensive loss was $7.1 million for the quarter ended April 3, 1999 and $6.8 million for the quarter ended April 4, 1998.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                Capital               Accumulated    Unearned  Notes      Total
                 Current         5%         Series B            In Excess             Other          Stock     Receivable-Stock-
                 Comprehensive   Preferred  Preferred  Common   of Par     Retained   Comprehensive  Compen-   Stock-     holders'
                 Income (Loss)   Stock      Stock      Stock    Value      Earnings   Income (Loss)  sation    holders    Equity
                 ------------    --------   --------   -------  --------   --------   ------------   --------- ---------- --------
Balance as of
January 2, 1999                    $198      $1,500                        $113,079                              $(364)   $146,438
                                                       $30,050  $7,095                $(5,085)       $(35)

Collections -
Stockholders'
Notes receivable                                                                                                    41          41

Stock                                                                                                   4                        4
Compensation


Dividends on
Preferred stock
                                                                               (31)                                            (31)

Comprehensive
Income (loss):
  Net loss       $(7,107)                                                   (7,107)                                         (7,107)
                 ------------    --------   --------   -------  --------   --------   ------------   --------- ----------  --------

Balance as of
April 3, 1999    $(7,107)           $198      $1,500    $30,050   $7,095    $105,941   $(5,085)        $(31)      $(323)  $139,345

                 ============    ========   ========   =======  ========   ========   ============   ========= ==========  ========



NOTE 7 - SEGMENT REPORTING
The Company currently operates in a single business segment which designs, manufactures and distributes fleece and jersey apparel. During the year ended January 2, 1999, the Company exited its LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic") licensed apparel business. The segment information reported below reflects the operations of the Company's ongoing apparel segment separate from the LogoAthletic business operations ("Other") through the date of sale (July 15, 1998). Management evaluates performance based upon operating earnings before interest and income taxes.

(in thousands of dollars)                   Apparel          Other         Consolidated
----------------------------------------------------------------------------------------
THREE MONTHS ENDED APRIL 3, 1999
Net sales                                 $ 71,638         $    -         $71,638

Operating income (loss)                     (6,091)             -          (6,091)
 ........................................................................................
Three months ended April 4, 1998
Net sales                                 $ 71,613         $ 28,261       $99,874

Operating income (loss)
                                          (2,969)          (1,963)         (4,932)
----------------------------------------------------------------------------------------


Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:


                                                 Three Months Ended
                                        ---------------------------------
(in thousands)                           April 3,            April 4,
                                            1999                 1998
---------------------------------       --------------       ------------
Total operating income (loss)
  for reportable segments                $  (6,091)          $(4,932)
Interest expense                              6,256            6,908
Interest income and other, net               (1,066)            (635)
                                        ==============       ============
Income (loss) before income              $  (11,281)         $(11,205)
taxes                                   ==============       ============



















NOTE 8 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following financial information presents consolidated financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned guarantor subsidiaries on a combined basis ("Wholly-owned Guarantor Subsidiaries"), (iii) the wholly-owned non-guarantor subsidiaries on a combined basis ("Wholly-owned Non-guarantor Subsidiaries"), (iv) the LogoAthletic subsidiaries whose assets were sold during the third quarter of 1998 ("Subsidiaries Sold") and (v) the Company on a consolidated basis.


                                    Wholly-owned   Wholly-owned
                                       Guarantor   Non-guarantor   Subsidiaries
(In thousands of         Parent                                         Sold
dollars)                            Subsidiaries   Subsidiaries                   Eliminations  Consolidated
                        ----------  -------------- --------------  -------------- ------------  --------------
For the three months
ended
April 3, 1999

Net sales                $60,833       $28,815        $14,794      $          -   $ (32,804)       $71,638

Cost and expenses         64,817        31,269         15,463      $          -     (32,804)        78,745
                          ------        ------         ------      ------------     --------        ------

Pretax income (loss)     $(3,984)      $(2,454)       $  (669)     $          -   $       -        $(7,107)
                         --------      --------          -----     ------------   ----------       --------

For the three months
ended
April 4, 1998

Net sales                $54,581       $4,777         $38,021         $29,375      $(26,880)      $ 99,874

Cost and expenses         62,635        4,032          35,979          30,943       (26,880)       106,709
                          ------        -----          ------          ------       --------       -------

Pretax income (loss)     $(8,054)      $ 745          $ 2,042         $(1,568)     $      -       $ (6,835)
                         --------      -----          -------         --------                    ---------


As of April 3, 1999

Current assets          $246,645       $54,082        $34,803      $         -    $ (54,744)      $280,786

Noncurrent assets        183,538        15,012         10,818                -      (41,121)       168,247
                         -------        ------         ------      -----------      -------        -------

Total assets            $430,183       $69,094        $45,621      $         -    $ (95,865)      $449,033
                        --------       -------        -------      -----------    ----------      --------



Current liabilities     $ 37,345       $13,685        $31,926      $         -    $ (31,859)       $ 51,097

Noncurrent liabilities   263,415          (495)          (438)               -       (3,891)        258,591
                         -------          -----          -----     -----------       -------        -------

Total liabilities       $300,760       $13,190        $31,488      $         -    $ (35,750)       $309,688
                        --------       -------        -------      -----------    ----------       --------


As of January 2, 1999

Current assets          $232,075       $53,958        $29,638      $         -     $(43,256)      $272,415

Noncurrent assets        190,194        14,908         10,865                -      (41,054)       174,913
                         -------        ------         ------      -----------      --------       -------

Total assets            $422,269       $68,866        $40,503      $         -     $(84,310)      $447,328
                        --------       -------        -------      -----------     ---------      --------


Current liabilities     $ 19,551       $11,002        $26,138      $         -     $(20,428)      $ 36,263

Noncurrent liabilities   269,288          (495)          (438)               -       (3,728)       264,627
                         -------          -----          -----     -----------       -------       -------

Total liabilities       $288,839       $10,507        $25,700      $         -     $(24,156)      $300,890
                        --------       -------        -------      -----------     ---------      --------


NOTE 9 - NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet made an assessment of the impact of the adoption of SFAS 133.

NOTE 10 -  SUBSEQUENT EVENTS
Subsequent to April 3, 1999, the Company entered into a new, asset-based secured credit facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility, which closed on May 10, 1999, BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. Proceeds from this facility have been used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below). The facility will also be used to provide working capital.

To obtain the required consents of noteholders to permit the Company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the Company initiated a consent solicitation. In connection with the solicitation the Company also invited noteholders to tender notes for purchase by the Company in a "modified dutch auction" with a maximum purchase price of 65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The Company has accepted tenders for $70 million face value of notes and has received consents from holders of more than 51% of both note series as required. As a result of the refinancing the Company has purchased $70 million face value notes for $42 million and has retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the foregiveness of $15.0 million of borrowings by the former lenders. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, the holders of notes not accepted for purchase by the Company who also consented have received freely tradeable and registered warrants for 15,525,000 shares of the Company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have an 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.

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

In connection with this debt refinancing, the Company received waivers for default of financial covenants under the former credit facility. The most significant financial covenants of the new facility are the maintenance of a minimum fixed charge coverage ratio on a quarterly basis and annual limitations on capital expenditures. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

This debt refinancing will be reflected in the Company's financial statements in the quarter ending July 3, 1999.

                                                                              10
ITEM 2
TULTEX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS APRIL 3, 1999

RESULTS OF OPERATIONS

The following table presents the Company's consolidated statement of operations as a percentage of net sales.
                                                      THREE MONTHS ENDED
                                                  -------------------------
                                                    4/3/99        4/4/98
                                                  -----------    ----------
Net Sales                                           100.0%        100.0%
Cost of Products Sold                                91.7          80.9
                                                  -----------    ----------
Gross Profit                                          8.3          19.1
Selling, General and Administrative                  16.8          24.0
                                                  -----------    ----------
Operating Income                                     (8.5)         (4.9)
Interest Expense                                      8.7           6.9
Interest Income and Other, Net                       (1.5)         (0.6)
                                                  -----------    ----------
Income (Loss) Before Income Taxes                   (15.7)        (11.2)
Benefit (Provision) for Income Taxes                  5.8            4.4
                                                  -----------    ----------
Net Income (Loss)                                     (9.9)%       (6.8)%
                                                  ===========    ==========

Note:  Certain items have been rounded to cause the columns to add to 100%.

THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS REFLECTING THE COMPANY'S CURRENT EXPECTATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS INCLUDE THE FINANCIAL STRENGTH OF THE RETAIL INDUSTRY, THE LEVEL OF CONSUMER SPENDING ON APPAREL, THE COMPANY'S ABILITY TO PROFITABLY AND TIMELY SATISFY CUSTOMER DEMAND FOR ITS PRODUCTS, THE COMPETITIVE PRICING ENVIRONMENT WITHIN THE APPAREL INDUSTRY, THE COMPANY'S SUBSTANTIAL LEVERAGE AND THE RESTRICTIVE COVENANTS IN ITS BORROWING DOCUMENTS, FLUCTUATIONS IN THE PRICE OF COTTON AND POLYESTER USED BY THE COMPANY IN THE MANUFACTURE OF ITS PRODUCTS, THE COMPANY'S RELATIONSHIP WITH ITS PARTIALLY UNIONIZED WORKFORCE, THE SEASONALITY AND CYCLICALITY OF THE FLEECEWEAR INDUSTRY, AND REMEDIATION OF YEAR 2000 COMPUTER APPLICATIONS. SUCH STATEMENTS ARE PROVIDED IN ACCORDANCE WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. INVESTORS SHOULD CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Net sales for the three months ended April 3, 1999 were $71.6 million as compared to $99.9 million in the comparable period of 1998. The 1998 amount includes $28 million of revenues from LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic") subsidiaries whose assets were sold on July 15, 1998. Excluding LogoAthletic, sales revenues were relatively flat for the quarter on a comparative basis. The higher volume of jersey products sold was offset by lower fleece and jersey pricing due to competitive conditions and aggressive selling by the Company to improve management of inventories.

Cost of products sold as a percentage of sales was 91.7% for the first quarter of 1999 compared to 80.9% for the same period in 1998. The primary reason for the decrease was lower prices in both fleece and jersey as a result of the aforementioned competitive pricing and aggressive selling to manage inventories.

The sale of LogoAthletic, whose licensed apparel business historically incurred lower costs as a percent of sales than the Company's activewear business, also contributed to the increase.

Selling, general and administrative expenses ("S,G&A") of $12.0 million represent a decrease of $12.0 million as compared to the first quarter of 1998. As a percentage of sales, S,G&A expenses were 16.8% compared to 24.0% for the first quarter of 1998. The primary reason for the decrease was the sale of LogoAthletic, which incurred proportionally higher advertising and marketing costs than the Company's activewear business. Also contributing to the reduction was a decrease of $1.0 million in advertising expenses in the activewear business. Higher computer equipment and software amortization, resulting from the partial implementation of an enterprise-wide management information system, offset the reduction in advertising.

Interest expense for the first quarter of 1999 was $6.3 million compared to $6.9 million in the comparable period of 1998. The decrease for the first quarter over the comparable period of 1998 is due to lower average borrowings, partially offset by higher borrowing rates. First quarter 1999 working capital borrowings averaged $54.2 million at an average rate of 8.2% compared to $94.7 million and 7.2%, respectively, for the comparable period of the prior year. The reduction in average borrowings reflects the proceeds received from the sale of LogoAthletic during the third quarter of 1998. The nature of the Company's business requires extensive seasonal borrowings to support its working capital needs.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 37% for the first quarter of 1999 and 39% for the comparable period of 1998.

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

The Company began addressing the Year 2000 issue in 1995 with the formation of a Y2K Team. The Company is in the process of addressing Year 2000 compliance, both internally and with third parties. The Company's objective is to confirm compliance by July 3, 1999. Third parties that are not compliant at that time may delay compliance.
The Year 2000 Project is comprised of four phases:

1. Inventory of all hardware, software, local area networks, personal computers, telecommunications equipment and software (data and voice), program logic controllers (PLC) and non-information technology embedded software and equipment.
2. Assessment of the inventory through testing for Year 2000 compliance.
3. Remediation of all affected systems. Systems will be modified, upgraded or replaced as appropriate for compliance. Contingency plans will be established for areas of concern.
4. Testing of internal system compliance and testing with customers and suppliers will be performed on an ongoing basis until project completion.

The Company has completed the inventory phase. The assessment and remediation phases are in process. The assessment phase is 90% complete and is scheduled for completion by May 30, 1999. The remediation phase is scheduled for completion by July 3, 1999. The testing phase will be ongoing as hardware and software are remedied, upgraded or replaced.

As part of the Year 2000 Project, the Company is implementing a new Enterprise Resource Planning system (ERP), which has replaced 80% of the Company's Legacy systems with Year 2000 compliant software. All major infrastructure, computers, PC's and telecommunications equipment have been replaced with Year 2000 compliant hardware and software as part of the project. The Company has implemented 95% of the system to date with the remaining 5% scheduled to be implemented by June 5, 1999. Additionally, the Company has implemented the Year 2000 compliant versions of electronic data interchange (EDI) systems for testing with the Company's customers. This testing commenced in the first quarter of 1999 and is scheduled for completion by June 5, 1999. The remaining Legacy software has been identified, assessment is nearing completion and upgrades or replacements are being ordered for non-compliant software and hardware. Updates or modification to this software is scheduled for completion by June 5, 1999, with testing scheduled for completion by July 3, 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts with all major suppliers to gauge compliance and exposure in these areas. The Company has formally requested written confirmation of Year 2000 compliance from its major contractors and vendors. Approximately 70% have responded to date. Specific testing will be requested where appropriate. Should any vendor, supplier, equipment or process not be able to conform within the prescribed timeframes, the Company will take appropriate action to ensure continuity of its business. Contingency plans will be developed for any area not able to conform within the prescribed timeframe. While approaches to reducing risks of interruption due to supplier failures will vary by facility, options include identifying of alternate suppliers, stockpiling raw materials and adjusting operating schedules. Costs associated with any contingency will be determined as this assessment continues.

Year 2000 Project costs are linked with the ERP implementation costs. Total costs for both the Year 2000 Project and the ERP system implementation are expected to be approximately $21.5 million. Of this total, $20.5 million has been incurred and capitalized as part of the ERP implementation as of April 3, 1999. The remaining $1.0 million is specifically related to Year 2000 project costs and will be expensed as incurred over the next nine months. These costs will include external testing with banks, vendors and customers, as well as EDI software upgrades. The Company believes the remaining costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net working capital at April 3, 1999 decreased $6.5 million from year-end 1998 due primarily to lower accounts receivable and higher accounts payable and accrued expenses, partially offset by higher inventories. Compared to January 2, 1999, net accounts receivable decreased $15.7 million and accounts payable and accrued expenses increased $14.8 million. Receivables normally build to a peak in September and October and begin to decline in December as shipment volume decreases and cash is collected. Inventories increased $22.6 million from January 2, 1999 to April 3, 1999 as compared to an increase of $41.7 million in the first quarter of 1998. Inventories traditionally increase during the first half of the year to support second half shipments.

The current ratio at April 3, 1999 was 5.5 compared to 7.5 at January 2, 1999. The decrease was due to the factors described above.

Total long-term debt at April 3, 1999 includes Senior Notes of $185 million, $53.8 million outstanding under the revolving credit facility and $14.4 million of convertible subordinated notes. Debt as a percentage of total capitalization was 64.5% as of April 3, 1999 compared to 63.9% as of January 2, 1999.

Subsequent to April 3, 1999, the Company entered into a new, asset-based secured credit facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility, which closed on May 10, 1999, BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. Proceeds from this facility have been used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below). The facility will also be used to provide working capital.

To obtain the required consents of noteholders to permit the Company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the Company initiated a consent solicitation. In connection with the solicitation the Company also invited noteholders to tender notes for purchase by the Company in a "modified dutch auction" with a maximum purchase price of 65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The Company has accepted tenders for $70 million face value of notes and has received consents from holders of more than 51% of both note series as required. As a result of the refinancing the Company has purchased $70 million face value notes for $42 million and has retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the foregiveness of $15.0 million of borrowings by the former lenders. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, the holders of notes not accepted for purchase by the Company who also consented have received freely tradeable and registered warrants for 15,525,000 shares of the Company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have an 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.

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

In connection with this debt refinancing, the Company received waivers for default of financial covenants under the former credit facility. The most significant financial covenants of the new facility are the maintenance of a minimum fixed charge coverage ratio on a quarterly basis and annual limitations on capital expenditures. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

This debt refinancing will be reflected in the Company's financial statements in the quarter ending July 3, 1999.

For the first three months of 1999, net cash provided by operations of $8.0 million reflects a decrease in accounts receivable, and an increase in accounts payable and accrued expenses, partially offset by higher inventory levels. Cash provided by investing activities was $1.0 million in 1999 compared to cash used in the first three months of 1998 of $7.2 million. The cash provided in 1999 reflects the proceeds from the surrender of certain life insurance policies and the sale of non-operating properties, and are partially offset by capital expenditures. Capital expenditures for the first quarter of 1999 were $2.1 million as compared to $3.8 million for the first three months of 1998. Cash used by financing activities of $6.2 million in 1999 reflects the reduction in working capital requirements. Management believes current cash balances, cash flows from operations and its new secured credit facility to be sufficient during 1999 and the foreseeable future to fund its planned capital expenditures and working capital needs.












TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.15 Loan and Security Agreement dated May 7, 1999 between Tultex Corporation and Nationsbank, N.A.

10.16 Second Supplemental Indenture dated May 7, 1999 between Tultex Corporation and

            U.S. Bank National Association as Successor Trustee for $75,000,000 Senior Notes.

10.17 Second Supplemental Indenture dated May 7, 1999 between Tultex Corporation and U.S. Bank National Association as Successor Trustee for $110,000,000 Senior Notes.

10.18 Master Collateral and Security Agreement dated May 7, 1999 between Tultex Corporation and U.S. Bank National Association, as Trustee for the Senior Noteholders.

10.19 Warrant Agreement dated May 7, 1999 between Tultex Corporation and First Union National Bank as Warrant Agent .


(b)      Reports on Form 8-K


     None


Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.
















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TULTEX CORPORATION
                                      ------------------
                                      (Registrant)

Date May 17, 1999                     /s/ C. W. Davies, Jr.
     ------------                     ---------------------
                                      C. W. Davies, Jr., President and Chief
                                      Executive Officer


Date May 17, 1999                     /s/ P. W. Harris, Jr.
     ------------                     ----------------------
                                      P. Woolard Harris, Jr.,
                                      Vice President and Chief Financial Officer