Form 10-Q
period 1999-07-03
TULTEX CORP
filed 1999-08-17
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JULY 3, 1999
                                 ------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to

                          Commission file number 1-8016
                                                -------

                               TULTEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


Virginia                                                     54-0367896
-------------------------------                             -------------
(State or other jurisdiction of                             (I.R.S. Employer Identification Number)
incorporation or organization)


101 Commonwealth Boulevard, P. O. Box 5191, Martinsville, Virginia               24115
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code   540-632-2961
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

34,676,235 shares of Common Stock, $1 par value, as of August 13, 1999
----------                         --                  ---------------

PART I. FINANCIAL INFORMATION
ITEM 1.

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED - $000'S OMITTED EXCEPT IN SHARES AND PER SHARE DATA) JULY 3, 1999 (AND JULY 4, 1998)


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      --------------------------------     ---------------------------------
                                                       JULY 3, 1999    July 4, 1998         JULY 3, 1999     July 4, 1998
                                                      --------------- ----------------     ---------------  ----------------
Net Sales                                                $    86,052     $    132,792        $    157,690       $  232,666
Cost of Products Sold                                         74,832          108,807             140,529          189,630
                                                      --------------- ----------------     ---------------  ----------------
Gross Profit                                                  11,220           23,985              17,161           43,036
Selling, General and Administrative                           13,616           21,906              25,648           45,889
                                                      --------------- ----------------     ---------------  ----------------
Operating Income (Loss)                                       (2,396)           2,079              (8,487)          (2,853)

Other (Income) Expense:
Interest Expense                                               6,401            8,134              12,657           15,042
Interest Income and Other, Net                                  (845)            (142)             (1,911)            (777)
Loss on Sale of Subsidiaries                                     945           16,304                 945           16,304
                                                      --------------- ----------------     ---------------  ----------------

Income (Loss) Before Income Taxes and
Extraordinary Item                                            (8,897)         (22,217)            (20,178)         (33,422)
Provision (Benefit) for Income Taxes                          (3,292)          (8,665)             (7,466)         (13,035)
                                                      --------------- ----------------     ---------------  ----------------

Income (Loss) Before Extraordinary Item                       (5,605)         (13,552)            (12,712)         (20,387)

Extraordinary Gain on Extinguishment of Debt (Net of Income
Tax of $15,285)  (Note 3)                                     24,938               -               24,938                -
                                                      --------------- ----------------     ---------------  ----------------

NET INCOME (LOSS)                                             19,333          (13,552)             12,226          (20,387)

Preferred Dividend Requirement (Note 4)                          (30)            (147)                (61)            (294)
                                                      --------------- ----------------     ---------------  ----------------

Balance Applicable to Common Stock                       $    19,303     $    (13,699)       $     12,165       $  (20,681)
                                                      =============== ================     ===============  ================

Basic Earnings Per Common Share:

          Income (Loss) Before Extraordinary Item        $      (.19)    $       (.46)       $       (.43)      $     (.69)

          Extraordinary Item                                     .83               -                  .83                -
                                                      =============== ================     ===============  ================
          Net Income (Loss)                              $       .64     $       (.46)       $        .40       $     (.69)
                                                      =============== ================     ===============  ================

Diluted Earnings Per Common Share:
          Income (Loss) Before Extraordinary Item        $      (.19)    $       (.46)       $       (.43)      $     (.69)
          Extraordinary Item                                     .83               -                  .83                -
                                                      =============== ================     ===============  ================
          Net Income (Loss)                              $       .64     $       (.46)       $        .40       $     (.69)
                                                      =============== ================     ===============  ================

Dividends Per Common Share (Note 4)                      $       .00     $        .00        $        .00       $      .00

TULTEX CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED - $000'S OMITTED)
JULY 3, 1999 (AND JANUARY 2, 1999)

Assets                                                                    JULY 3, 1999             January 2, 1999
------                                                                 -------------------         -----------------
Current Assets:
Cash                                                                         $       1,693              $      5,769
Accounts Receivable - Net of Allowance for Doubtful
   Accounts $4,007 (1999) and $4,106 (1998)                                         72,462                    74,599
Inventories (Note 2)                                                               225,813                   176,818
Prepaid Expenses                                                                     3,590                     1,913
Income Taxes Refundable                                                                649                     8,782
Deferred Tax Assets                                                                  4,908                     4,534
                                                                       -------------------         -----------------
Total Current Assets                                                               309,115                   272,415

Property, Plant and Equipment, Net of Depreciation                                  99,451                   107,001
Intangible Assets                                                                   22,039                    22,777
Deferred Tax Assets                                                                      -                     2,419
Other Assets                                                                        41,350                    42,716
                                                                       ===================         =================
Total Assets                                                                $      471,955             $     447,328
                                                                       ===================         =================

Liabilities and Stockholders' Equity
-------------------------------------
Current Liabilities:
Accounts Payable                                                            $       41,499             $      23,448
Accrued Expenses                                                                    14,554                    12,815
Revolving Credit Facility (Note 3)                                                 115,484                    60,000
                                                                       -------------------         -----------------
Total Current Liabilities                                                          171,537                    96,263

Long-Term Debt (Notes 3, 8 and 10)                                                 129,395                   199,405
Deferred Tax Liabilities                                                             5,613                         -
Other Liabilities                                                                    5,741                     5,222

Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 4)                                                 198                       198
Series B, $7.50 Cumulative Convertible Preferred Stock (Note 4)                      1,500                     1,500
Common Stock (Notes 4 and 10)                                                       30,048                    30,050
Capital in Excess of Par Value                                                       8,086                     7,095
Retained Earnings                                                                  125,244                   113,079
Accumulated Other Comprehensive Income                                              (5,085)                   (5,085)
Unearned Stock Compensation                                                            (25)                      (35)
                                                                       -------------------         -----------------
                                                                                   159,966                   146,802
Less Notes Receivable - Stockholders                                                   297                       364
                                                                       -------------------         -----------------
Total Stockholders' Equity                                                         159,669                   146,438
                                                                       -------------------         -----------------

Total Liabilities and Stockholders' Equity                                  $      471,955             $     447,328
                                                                       ===================         =================


TULTEX CORPORATION
CONSLIDATED STATEMENT OF CASH FLOWS (UNAUDITED - $000'S OMITTED)
THREE MONTHS ENDED JULY 3, 1999 (AND JULY 4, 1998)
                                                                                          Six Months Ended
                                                                          ------------------------------------------
                                                                             JULY 3, 1999               July 4, 1998
                                                                          ----------------         -----------------
Operations:

Net Income  (Loss)                                                             $    12,226            $      (20,387)
Items Not Requiring (Providing) Cash:
Depreciation                                                                         9,265                    10,212
Amortization                                                                         2,929                     1,660
Deferred Income Taxes                                                                7,658                         -
Loss on Sale of Subsidiaries                                                           945                    16,304
Extraordinary Gain                                                                 (40,223)                        -
Other Non-Cash Items                                                                   (62)                       57
(Gain) Loss on Sale of Assets                                                         (371)                        -

Changes in Assets and Liabilities
Accounts Receivable                                                                  2,137                     5,332
Inventories                                                                        (48,995)                  (62,127)
Prepaid Expenses                                                                    (1,552)                   (2,033)
Accounts Payable and Accrued Expenses                                               18,845                    (1,247)
Income Taxes Refundable                                                              8,133                   (13,847)
Other Long-Term Liabilities                                                            519                    (1,454)
                                                                           ------------------     ------------------

Cash Provided (Used) by Operations                                                 (28,546)                  (67,530)
                                                                           ------------------     ------------------

Investing Activities:
Capital Expenditures                                                                (3,186)                   (5,215)
Changes in Other Assets                                                                624                       900
Business Acquisition                                                                     -                    (2,743)
Proceeds from Sale of Property and Equipment                                         1,017                         -
                                                                           ------------------     ------------------

Cash Provided (Used) by Investing Activities                                        (1,545)                   (7,058)
                                                                           ------------------     ------------------

Financing Activities:
Issuance (Payment) of Secured Revolving Credit Facility Borrowings                 115,484                         -
Issuance (Payment) of Unsecured Revolving Credit Facility Borrowings               (45,000)                   74,600
Payments on  Long-Term Borrowings                                                  (41,131)                     (226)
Cost of Debt Issuance                                                               (3,405)                        -
Cash Dividends                                                                           -                      (297)
Proceeds from  Stock Plans                                                              67                       104
                                                                           ------------------     ------------------

Cash Provided (Used) by Financing Activities                                        26,015                    74,181
                                                                           ------------------     ------------------

Net Increase (Decrease) in Cash                                                     (4,076)                     (407)

Cash at End of Prior Year                                                            5,769                     2,507
                                                                           ------------------     ------------------

Cash at End of Period                                                           $    1,693         $           2,100
                                                                           ==================     ==================

TULTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 1999

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

NOTE 2 - INVENTORIES
A summary of inventories by component follows. (In thousands of dollars)


                                       JULY 3, 1999                    January 2, 1999
                                 -------------------------        --------------------------
Raw Materials                                      $1,628                            $2,952
Goods-in-Process                                   21,098                            21,688
Finished Goods                                    193,338                           143,506
Supplies                                            9,749                             8,672
                                 =========================        ==========================
  Total Inventory                                $225,813                          $176,818
                                 =========================        ==========================


NOTE 3 - LONG TERM DEBT
Total long-term debt at July 3, 1999 includes Senior Notes of $115.0 million and $14.4 million of convertible subordinated notes. The Company's asset-based secured credit facility, which has an outstanding balance of $115.5 million at July 3, 1999, is included in the current liability section of the balance sheet since the borrowing base for the facility is calculated as a percentage of eligible accounts receivable and inventories.

On May 10, 1999 the Company entered into a new, asset-based secured facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. Proceeds from this facility were used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below). The facility will also be used to provide working capital.

To obtain the required consents of noteholders to permit the Company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the Company initiated a consent solicitation. In connection with the solicitation the Company also invited noteholders to tender notes for purchase by the Company in a "modified dutch auction" with a maximum purchase price of

65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The Company accepted tenders for $70 million face value of notes and received consents from holders of more than 51% of both note series as required. As a result of the refinancing the Company purchased $70 million face value notes for $42 million and retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the forgiveness of $15.0 million of borrowings by the former lenders. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, the holders of notes not accepted for purchase by the Company who also consented have received freely tradeable warrants for 15,525,000 shares of the Company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have an 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants. The Company recorded an estimated fair value associated with the warrants to be approximately $1 million which has been recorded as deferred financing costs and will be amortized over the term of the outstanding long-term bonds.

The new facility matures in three years with an extension provision for an additional two years, subject to lenders' approval. The Company has the option of setting quarterly interest rates equal to either the Prime Rate or London Interbank Offered Rate ("LIBOR") plus applicable margins. The applicable margin is based on a funded debt / EBITDA ratio that will range from 0% to 1.75% for Prime Rate or 1.75% to 3.75% for LIBOR based loans. The Company shall pay a fee of .375% per year on any unused borrowings. A $10 million sublimit under the facility is available for letters of credit.

Significant financial covenants of the new facility include the requirement to maintain a minimum fixed charge coverage ratio on a quarterly basis, the requirement to maintain EBITDA at certain levels during the second and third quarters of fiscal year 1999 and annual limitations on capital expenditures. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

Due to the operating results in the quarter ended July 3, 1999, the Company has requested and received waivers and amendments from its lenders for violations of its EBITDA and fixed charge coverage covenants under the $150 million secured credit facility. Covenants applicable to the 10 5/8% Senior Notes and 9 5/8% Senior Notes were not violated. However, fixed charge coverage covenants applicable to both the secured credit facility and the Senior Notes are generally measured on a trailing four-quarter basis. Compliance with such covenants during succeeding quarters will be difficult considering the Company's past financial performance and the short-term impact on margins of its plans to aggressively sell products to reduce inventory levels by year-end.

As a result of the above refinancing the Company recorded an extraordinary gain on the extinguishment of debt of $24.9 million, or $.83 per share, net of income taxes of $15.3 million, for the quarter ended July 3, 1999.

On July 15, 1999 the holders of the Company's $14.4 million convertible subordinated notes exercised their options to convert 20% of the original principal amount of the notes into 4,609,600 shares of the Company's common stock (see Note 10).

NOTE 4 - STOCKHOLDERS' EQUITY
The 5% cumulative preferred stock is $100 par value, with 22,000 shares authorized, and 1,975 shares issued and outstanding as of July 3, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the Company's bond indenture.

The Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, with 150,000 shares authorized, and 15,000 shares issued and outstanding as of July 3, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the Company's bond indenture.

The common stock is $1 par value, 60,000,000 shares authorized, with shares issued and outstanding of 30,048,211 as of July 3, 1999 and 30,050,155 as of January 2, 1999. On July 15, 1999 the holders of the Company's $14.4 million convertible subordinated notes exercised their options to convert 20% of the original principal amount of the notes into 4,609,600 shares of the Company's common stock (see Note 10). There were no dividends declared on the Company's common stock for the three month period ended July 3,1999.

NOTE 5 - EARNINGS PER SHARE
Income (loss) per common share is computed using the weighted average common shares outstanding. The weighted average common shares outstanding for the three months ended July 3, 1999 and July 4, 1998 were 30,049,634 and 29,885,088, respectively. The weighted average common shares outstanding for the six-month periods were 30,049,895 and 29,883,189 respectively. The weighted average common shares outstanding are the same for both basic and diluted earnings per share.

NOTE 6 - COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that the Company report comprehensive income (loss) components in a full set of general-purpose financial statements. Comprehensive income (loss) represents the change in stockholders' equity during the period from non-owner sources. Currently, other comprehensive income (loss) consists of a minimum pension liability adjustment. The Company adopted SFAS 130 on January 4, 1998. Total comprehensive income for the three and six months ended July 3, 1999 was $19.3 million and $12.2 million, respectively. Total comprehensive loss for the three and six months ended July 4, 1998 was $13.6 million and $20.4 million.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                    Capital
                                              Series                In                Accumulated    Unearned  Notes        Total
                 Current         5%           B                     Excess            Other          Stock     Receivable-  Stock-
                 Comprehensive   Preferred    Preferred    Common   of Par   Retained Comprehensive  Compen-   Stock-       holders'
                 Income (Loss)   Stock        Stock        Stock    Value    Earnings Income (Loss)  sation    holders      Equity
                 ------------    --------     --------     -------  -------- -------- ------------   --------- ----------   --------
Balance as of
January 2, 1999                    $198        $1,500      $30,050  $7,095  $113,079  $(5,085)       $(35)      $(364)     $146,438

Collections -
Stockholders'
Notes
receivable                                                                                                         67            67

Stock
Compensation
                                                                                                       10                        10

Retricted
awards Lost                                                 (2)         (9)                                                     (11)



Fair value
Assigned to
Warrants                                                             1,000                                                    1,000

Dividends on
Preferred stock                                                                  (61)                                           (61)


Comprehensive
Income (loss):
  Net income     $12,226                                                      12,226                                         12,226

                 ------------    --------     --------     -------  -------- -------- ------------   --------- ----------   --------

Balance as of
July 3, 1999     $12,226         $198        $1,500       $30,048   $8,086  $125,244   $(5,085)       $(25)     $(297)     $159,669

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


(in thousands of dollars)                   Apparel          Other         Consolidated
----------------------------------------------------------------------------------------
THREE MONTHS ENDED JULY 3, 1999
Net sales                                    $ 86,052        $   -           $  86,052
Operating income (loss)                        (2,396)           -              (2,396)

 ........................................................................................
Three months ended July 4, 1998
Net sales                                   $ 102,886       $ 29,906          $ 132,792
Operating income (loss)                         3,119         (1,040)             2,079


SIX MONTHS ENDED JULY 3, 1999
Net sales                                    $157,690       $      -           $157,690
Operating income (loss)                        (8,487)             -             (8,487)

 ........................................................................................
Six months ended July 4, 1998
Net sales                                   $ 174,499       $ 58,167           $232,666
Operating income (loss)                           160         (3,013)            (2,853)

----------------------------------------------------------------------------------------


Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:

                                       Three Months Ended                   Six Months Ended
(in thousands)                      JULY 3, 1999    July 4,1998       JULY 3, 1999    July 4, 1998

Total operating income (loss)
  for reportable segments           $  (2,396)       $   2,079         $ (8,487)       $ (2,853)
Interest expense                         6,401           8,134           12,657          15,042
Interest income and other, net           (845)            (142)          (1,911)           (777)
Loss on sale of subsidiaries              945           16,304              945          16,304
                                   --------------  ------------     --------------  --------------
Income (loss) before income taxes
  and extraordinary Item             $ (8,897)        $(22,217)       $ (20,178)      $ (33,422)
                                   ==============  ============     ==============  ==============


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

                                    Wholly-owned   Wholly-owned
(In thousands of         Parent       Guarantor     Non-guarantor   Subsidiaries
dollars)                            Subsidiaries   Subsidiaries         Sold      Eliminations  Consolidated
                        ----------  -------------- --------------  -------------- ------------  --------------
For the three months
ended
July 3, 1999
Net sales                $72,498       $31,502        $17,652      $           -   $ (35,600)       $86,052

Cost and expenses         80,687        32,249         17,613                  -     (35,600)        94,949

                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $ (8,189)   $     (747)      $     39      $           -   $       -        $(8,897)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the three months
ended
July 4, 1998

Net sales               $ 87,146        $6,781        $43,281      $      30,338   $ (34,754)      $132,792

Cost and expenses        111,886         5,758         39,604             32,515     (34,754)       155,009
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $(24,740)    $   1,023      $   3,677      $      (2,177)  $       -       $(22,217)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the six months
ended
July 3, 1999

Net sales               $133,331       $60,317        $32,446       $          -   $ (68,404)      $157,690

Cost and expenses        148,832        64,137         33,303                  -     (68,404)       177,868
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $(15,501)    $  (3,820)     $    (857)      $          -   $       -     $  (20,178)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the six months
ended
July 4, 1998

Net sales               $141,726       $11,559        $81,302       $  59,713     $  (61,634)      $232,666

Cost and expenses        178,785        10,059         74,418          64,460        (61,634)       266,088
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)     (37,059)    $   1,500      $   6,884       $  (4,747)    $        -    $   (33,422)
                        ----------  -------------- --------------  -------------- ------------  --------------


 As of July 3, 1999

Current assets          $272,721       $55,664        $40,379      $           -   $ (59,649)      $309,115

Noncurrent assets        182,115        15,108         10,619                  -     (45,002)       162,840
                        ----------  -------------- --------------  -------------- ------------  --------------
Total assets            $454,836       $70,772        $50,998      $           -   $(104,651)      $471,955
                        ----------  -------------- --------------  -------------- ------------  --------------







                                    Wholly-owned   Wholly-owned
(In thousands of                       Guarantor    Non-guarantor   Subsidiaries
dollars)                 Parent      Subsidiaries   Subsidiaries     Sold         Eliminations  Consolidated
                        ----------  -------------- --------------  -------------- ------------  --------------

Current liabilities     $ 155,963    $  16,391      $   39,299     $      -       $ (40,116)   $  171,537

Noncurrent liabilities    147,935         (573)         (2,165)           -          (4,448)      140,749
                        ----------  -------------- --------------  -------------- ------------  --------------
Total liabilities       $ 303,898    $  15,818      $   37,134     $      -       $ (44,564)   $  312,286
                        ----------  -------------- --------------  -------------- ------------  --------------


As of January 2, 1999

Current assets          $ 232,075       $53,958     $   29,638     $       -      $ (43,256)   $  272,415

Noncurrent assets         190,194       14,908          10,865             -        (41,054)      174,913
                        ----------  -------------- --------------  -------------- ------------  --------------
Total assets            $ 422,269    $  68,866      $   40,503     $       -      $ (84,310)   $  447,328
                        ----------  -------------- --------------  -------------- ------------  --------------

Current liabilities     $  79,551       $11,002     $  26,138      $       -      $ (20,428)   $   96,263

Noncurrent liabilities    209,288          (495)          (438)            -         (3,728)      204,627
                        ----------  -------------- --------------  -------------- ------------  --------------
Total liabilities       $ 288,839       $10,507     $   25,700      $      -      $ (24,156)   $  300,890
                        ----------  -------------- --------------  -------------- ------------  --------------

NOTE 9 - NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. The statement is effective for fiscal years beginning after June 15, 2000. Management has not yet made an assessment of the impact of the adoption of SFAS 133.

NOTE 10 -  SUBSEQUENT EVENTS
On July 15, 1999 the holders of the Company's $14.4 million convertible subordinated notes exercised their options to convert 20% of the original principal amount of the notes into 4,609,600 shares of the Company's common stock. The number of shares were determined by dividing the principal amount of the notes converted by the closing price of the Company's common stock on the business day prior to the submission of notes for conversion. The conversion provision of the notes allows the noteholders to convert annually, beginning April 15, 1999, up to 20% of the original principal amount of the notes into the Company's common stock at the then market price. The annual option to convert up to 20% of the original principal amount is noncumulative.

ITEM 2
TULTEX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JULY 3, 1999

RESULTS OF OPERATIONS
---------------------

The following table presents the Company's consolidated statement of operations as a percentage of net sales.

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -------------------------------------------------------
                                                     7/3/99        7/4/98          7/3/99       7/4/98
                                                  -----------    ----------     -----------   -----------
Net Sales                                             100.0%        100.0%         100.0%        100.0%
Cost of Products Sold                                  87.0          81.9           89.1          81.5
                                                  -----------    ----------     -----------   -----------
Gross Profit                                           13.0          18.1            10.9         18.5
Selling, General and Administrative                    15.8          16.5            16.3         19.7
                                                  -----------    ----------     -----------   -----------
Operating Income                                       (2.8)          1.6            (5.4)        (1.2)
Interest Expense                                        7.4           6.1             8.0          6.5
Interest Income and Other, Net                         (1.0)         (0.1)           (1.2)         (.3)
Loss on Sale of Subsidiaries                            1.1          12.3              .6          7.0

                                                  -----------    ----------     -----------   -----------
Income (Loss) Before Income Taxes and
Extraordinary Item                                    (10.3)        (16.7)          (12.8)       (14.4)
Provision (Benefit) for Income Taxes                   (3.8)         (6.5)           (4.7)        (5.6)
                                                  -----------    ----------     -----------   -----------
Income (Loss) Before Extraordinary Item                (6.5)%       (10.2)           (8.1)        (8.8)

Extraordinary Gain on Extinguishment of Debt           29.0              -           15.9            -
                                                  ===========    ==========     ===========   ===========
Net Income (Loss)                                      22.5%         (10.2)%          7.8%        (8.8)%
                                                  ===========    ==========     ===========   ===========

Note:  Certain items have been rounded to cause the columns to add to 100%.

THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS REFLECTING THE COMPANY'S CURRENT EXPECTATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS INCLUDE THE FINANCIAL STRENGTH OF THE RETAIL INDUSTRY, THE LEVEL OF CONSUMER SPENDING ON APPAREL, THE COMPANY'S ABILITY TO PROFITABLY AND TIMELY SATISFY CUSTOMER DEMAND FOR ITS PRODUCTS, THE COMPETITIVE PRICING ENVIRONMENT WITHIN THE APPAREL INDUSTRY, THE COMPANY'S SUBSTANTIAL LEVERAGE AND THE RESTRICTIVE COVENANTS IN ITS BORROWING DOCUMENTS, THE COMPANY'S ABILITY TO COMPLY WITH FINANCIAL COVENANTS UNDER ITS BORROWING DOCUMENTS, ESPECIALLY ITS ABILITY TO GENERATE SUFFICIENT EARNINGS TO SATISFY THE EBITDA AND FIXED CHARGE COVERAGE COVENANTS, THE WILLINGNESS OF THE COMPANY'S LENDERS TO WAIVE ANY FUTURE VIOLATIONS OF FINANCIAL COVENANTS IN ITS BORROWING DOCUMENTS, FLUCTUATIONS IN THE PRICE OF COTTON AND POLYESTER USED BY THE COMPANY IN THE MANUFACTURE OF ITS PRODUCTS, THE COMPANY'S RELATIONSHIP WITH ITS PARTIALLY UNIONIZED WORKFORCE, THE SEASONALITY AND CYCLICALITY OF THE FLEECEWEAR INDUSTRY, AND REMEDIATION OF YEAR 2000 COMPUTER APPLICATIONS. SUCH STATEMENTS ARE PROVIDED IN ACCORDANCE WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. INVESTORS SHOULD CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Net income applicable to common stock for the three months ended July 3, 1999 was $19.3 million, or $.64 per share. Results for the period include an extraordinary gain, net of income taxes, on the extinguishment of debt of $24.9 million, or $.83 per share, relating to the Company's debt refinancing on May 10, 1999. Excluding the extraordinary gain, the Company reported a net loss applicable to common stock of $5.6 million, or $.19 per share. This compares with a net loss applicable to common stock of $13.7 million, or

$.46 per share, for the three months ended July 4, 1998. The results for 1998 include the operations of LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic"), subsidiaries whose assets were sold on July 15, 1998, and a pre-tax loss of $16.3 million (after-tax of $9.9 million, or $.33 per share) on the sale of those assets. Excluding the loss on sale of LogoAthletic, the net loss applicable to common stock for the second quarter of 1998 was $3.8 million, or $.13 per share. Net income applicable to common stock for the first six months of fiscal 1999 was $12.2 million, or $.40 per share. Excluding the extraordinary gain, the Company reported a net loss applicable to common stock of $12.8 million, or $.43 per share. This compares to a net loss applicable to common stock of $20.7 million, or $.69 per share, for the same period in fiscal 1998. Excluding the loss on sale of LogoAthletic, the first six months 1998 net loss applicable to common stock was $10.7 million, or $.36 per share.

Net sales for the three months ended July 3, 1999 were $86.1 million as compared to $132.8 million in the comparable period of 1998. The decline was primarily the result of the sale of LogoAthletic. On a pro forma basis, excluding the effects of LogoAthletic, sales were $20 million less than the comparable period in 1998. The pro forma sales decrease resulted from shipping delays, pricing pressure in jersey products and the deferral by retailers of some fleece sales to the quarter ending October 2, 1999. Shipping delays were largely caused by problems encountered in the implementation of new software during the period. For the six months to date, sales were $157.7 million as compared to $232.7 million in the same period in 1998. The sales decrease was primarily due to the sale of LogoAthletic. On a pro forma basis, excluding LogoAthletic, sales were $23.4 million lower than the comparable period in 1998. The sales decrease resulted primarily from pricing pressure in jersey products, aggressive selling by the Company to manage inventories in the first quarter and shipping delays in the second quarter.

Gross profit percentage was 13.0% for the second quarter of 1999 compared to 18.1% for the same period in 1998. For the six-month period, the gross profit percentage was 10.9% as compared to 18.5% for the six-month period in 1998. The primary reasons for the decreases were pricing pressures in jersey products, shipping delays involving higher margin products in the second quarter and aggressive selling by the Company to manage inventories in the first quarter. The sale of LogoAthletic, whose licensed apparel business historically incurred lower costs as a percent of sales than the Company's activewear business, also contributed to the decrease. Gross profits for the last six months of 1999 will be adversely impacted by short running schedules in the first six months of 1999 and by aggressive pricing strategies to reduce inventories.

Selling, general and administrative expenses ("S,G&A") of $13.6 million represent a decrease of $8.3 million as compared to the second quarter of 1998. As a percentage of sales, S,G&A expenses were 15.8% compared to 16.5% for the second quarter of 1998. The primary reason for the decrease was the sale of LogoAthletic, which incurred proportionally higher advertising and marketing costs than the Company's activewear business. Also contributing to the reduction was a decrease of $.7 million in advertising expenses in the activewear business. Higher computer equipment and software amortization, resulting from the implementation of an enterprise-wide management information system, offset the reduction in advertising. For the six-month period S,G&A expenses were $25.6 million, or 16.3% of sales, compared to $45.9 million, or 19.7% of sales, in the same period in 1998. The primary reason for the decrease was the sale of LogoAthletic. A reduction of $1.7 million in advertising expenses in the activewear business was partially offset by higher computer equipment and software amortization of $1.4 million.

Interest expense for the second quarter of 1999 was $6.4 million compared to $8.1 million in the comparable period of 1998. The decrease for the second quarter over the comparable period of 1998 is due to lower average borrowings, partially offset by higher borrowing rates. Second quarter 1999 working capital borrowings averaged $85.0 million at an average rate of 9.2% compared to $144.3 million and 8.3%, respectively, for the comparable period in 1998. Interest expense for the six-month period was $12.7 million as compared to $15.0 million for the comparable period in 1998. Working capital borrowings for the first six months of 1999 averaged $69.7 million at an average rate of 8.8% compared to $119.5 million and 7.9%, respectively, for the comparable period in 1998. The reduction in average borrowings reflects the proceeds received from the sale of LogoAthletic during the third quarter of 1998 and the debt refinancing on May 10, 1999. The nature of the Company's business requires extensive seasonal borrowings to support its working capital needs.

The loss on sale of subsidiaries of $.9 million for both the three and six months ended July 3, 1999 represents an estimated final purchase adjustment negotiated in connection with the sale of LogoAthletic as allowed for in the Asset Purchase Agreement. In the second quarter of 1998 an estimated loss of $16.3 million was recorded for the sale of LogoAthletic.

Benefit (Provision) for income taxes reflects an effective rate for combined federal and state income taxes of 37% for both periods of 1999 and 39% for the comparable periods of 1998.

YEAR 2000
---------
The Year 2000 issue is the result of computer systems and other equipment with embedded chips using two digits, rather than four, to define the applicable year. If the Company's computer systems are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, computer applications could fail or create erroneous results which could have a material adverse impact on the Company's business, operations or financial condition in the future.

The Company began addressing the Year 2000 issue in 1995 with the formation of a Y2K Team. The Company is in the process of addressing Year 2000 compliance, both internally and with third parties. The Company's objective is to confirm compliance by October 2, 1999. Third parties that are not compliant at that time may delay compliance. The Year 2000 Project is comprised of four phases:

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

The Company has completed the inventory and assessment phases. The remediation phase is scheduled for completion by October 2, 1999. The testing phase will be ongoing as hardware and software are remedied, upgraded or replaced.

As part of the Year 2000 Project, the Company has implemented a new Enterprise Resource Planning system (ERP), which has replaced 80% of the Company's Legacy systems with Year 2000 compliant software. All major infrastructure, computers, PC's and telecommunications equipment have been replaced with Year 2000 compliant hardware and software as part of the project. Additionally, the Company has implemented the Year 2000 compliant versions of electronic data interchange (EDI) systems for testing with the Company's customers. This testing commenced in the first quarter of 1999 and is scheduled for completion by September 4, 1999. The remaining Legacy software has been identified, assessment is nearing completion and upgrades or replacements are being ordered for non-compliant software and hardware. Updates or modification to this software is scheduled for completion by September 4, 1999, with testing scheduled for completion by October 2, 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts with all major suppliers to gauge compliance and exposure in these areas. The Company has formally requested written confirmation of Year 2000 compliance from its major contractors and vendors. Approximately 80% have responded to date. Specific testing will be requested where appropriate. Should any vendor, supplier, equipment or process not be able to conform within the prescribed timeframes, the Company will take appropriate action to ensure continuity of its business. Contingency plans will be developed for any area not able to conform within the prescribed timeframe. While approaches to reducing risks of interruption due to supplier failures will vary by facility, options include identifying of alternate suppliers, stockpiling raw materials and adjusting operating schedules. Costs associated with any contingency will be determined as this assessment continues.

Year 2000 Project costs are linked with the ERP implementation costs. Total costs for both the Year 2000 Project and the ERP system implementation are expected to be approximately $21.5 million. Of this total, $20.5 million has been incurred and capitalized as part of the ERP implementation as of July 3, 1999. The remaining $1.0 million is specifically related to Year 2000 project costs and will be expensed as incurred throughout 1999. These costs include external testing with banks, vendors and customers, as well as EDI software upgrades. The Company believes the remaining costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Net working capital at July 3, 1999 decreased $38.6 million from year-end 1998 due primarily to higher inventories, offset by higher line of credit borrowings, accounts payable and accrued expenses. Inventories increased $49.0 million from January 2, 1999 to July 3, 1999. Inventories traditionally increase during the first half of the year to support second half shipments. Compared to January 2, 1999, accounts payable and accrued expenses increased $18.8 million and accounts receivable decreased $2.1 million. Receivables normally build to a peak in September and October and begin to decline in December as shipment volume decreases and cash is collected.

Total long-term debt at July 3, 1999 includes Senior Notes of $115 million and $14.4 million of convertible subordinated notes. The Company's asset-based secured credit facility, which has an outstanding balance of $115.5 million at July 3, 1999, is included in the current liability section of the balance sheet since the borrowing base for the facility is calculated as a percentage of eligible accounts receivable and inventories. Total debt as a percentage of total capitalization was 60.5% as of July 3, 1999 compared to 63.9% as of January 2, 1999.

On May 10, 1999 the Company entered into a new, asset-based secured facility which has a maximum borrowing availability of $150 million with Bank of America Business Credit ("BABC"). Under the new facility BABC will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. Proceeds from this facility were used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes (see below). The facility will also be used to provide working capital.

To obtain the required consents of noteholders to permit the Company to grant a first security interest on accounts receivable, inventories and related assets to secure the BABC credit facility, the Company initiated a consent solicitation. In connection with the solicitation the Company also invited noteholders to tender notes for purchase by the Company in a "modified dutch auction" with a maximum purchase price of 65% of face value per note and agreed to provide funding of $42 million (exclusive of accrued interest) for such purchases. The Company accepted tenders for $70 million face value of notes and received consents from holders of more than 51% of both note series as required. As a result of the refinancing the Company purchased $70 million face value notes for $42 million and retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the forgiveness of $15.0 million of borrowings by the former lenders. In connection with the consent solicitation, interest payments on these notes have been changed to quarterly instead of semiannually. Also, the holders of notes not accepted for purchase by the Company who also consented have received freely tradeable warrants for 15,525,000 shares of the Company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have an 8-year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.

The new facility matures in three years with an extension provision for an additional two years, subject to lenders' approval. The Company has the option of setting quarterly interest rates equal to either the Prime Rate or London Interbank Offered Rate ("LIBOR") plus applicable margins. The applicable margin is based on a funded debt / EBITDA ratio that will range from 0% to 1.75% for Prime Rate or 1.75% to 3.75% for LIBOR based loans. The Company shall pay a fee of .375% per year on any unused borrowings. A $10 million sublimit under the facility is available for letters of credit.

Significant financial covenants of the new facility include the requirement to maintain a minimum fixed charge coverage ratio on a quarterly basis, the requirement to maintain EBITDA at certain levels during the second and third quarters of fiscal year 1999 and annual limitations on capital expenditures. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

Due to the operating results in the quarter ended July 3, 1999, the Company has requested and received waivers and amendments from its lenders for violations of its EBITDA and fixed charge coverage covenants under the $150 million secured credit facility. Covenants applicable to the 10 5/8% Senior Notes and 9 5/8% Senior Notes were not violated. However, fixed charge coverage covenants applicable to both the secured credit facility and the Senior Notes are generally measured on a trailing four-quarter basis. Compliance with such covenants during succeeding quarters will be difficult considering the Company's past financial performance and the short-term impact on margins of its plans to aggressively sell products to reduce inventory levels by year-end.

On July 15, 1999 the holders of the Company's $14.4 million convertible subordinated notes exercised their options to convert 20% of the original principal amount of the notes into 4,609,600 shares of the Company's common stock. The number of shares were determined by dividing the principal amount of the notes converted by the closing price of the Company's common stock on the business day prior to the submission of notes for conversion. The conversion provision of the notes allows the noteholders to convert annually, beginning April 15, 1999, up to 20% of the original principal amount of the notes into the Company's common stock at the then market price. The annual option to convert up to 20% of the original principal amount is noncumulative.

For the first six months of 1999, net cash used by operations of $28.5 million reflects the seasonal increase in inventories of $49.0 million, partially offset by increases in accounts payable and accrued expenses of $18.8 million and refunds of income taxes of $8.1 million. Cash used by investing activities was $1.5 million in 1999. The cash used in 1999 reflects capital expenditures of $3.2 million, partially offset by the sale of non-operating properties of $1.0 million. Cash provided by financing activities of $26.0 million in 1999 was primarily used for working capital requirements. Management believes current cash balances, cash flows from operations and its new secured credit facility to be sufficient during 1999 and the foreseeable future to fund its planned capital expenditures and working capital needs.


TULTEX CORPORATION
PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
On May 27, 1999 at the Company's Annual Meeting of Stockholders held in Martinsville, Va., there were three matters submitted to a vote of security holders.

1. A Board of Directors, consisting of nine persons, was elected for the ensuing year.

2. Amendments to the 1996 Stock Incentive Plan increasing the number of shares available under the plan to 2,700,000 shares of Common Stock plus an additional 300,000 shares for the Plan's replenishment provision were ratified.

3. The Board of Directors' appointment of PricewaterhouseCoopers, LLP, independent accountants, as auditors for fiscal 1999 was ratified.

The actual count for these matters is summarized below.

Board of Directors:

                                                                              Authority                                 Broker
          Director                                     For                    Withheld             Abstain              Non-Votes
          ---------------------------------------      -----------------      ---------------      ---------------      ------------
          Charles W. Davies, Jr.                        22,271,895             3,254,905                0                     0
          Lathan M. Ewers, Jr.                          22,362,629             3,164,171                0                     0
          John M. Franck                                23,444,587             2,082,213                0                     0
          Seth P. Bernstein                             23,425,258             2,101,542                0                     0
          H. Richard Hunnicutt, Jr.                     24,105,798             1,421,002                0                     0
          O. Randolph Rollins                           23,450,638             2,076,162                0                     0
          Bruce M. Jacobson                             23,530,875             1,995,925                0                     0
          Richard M. Simmons                            23,487,730             2,039,070                0                     0
          Lynn J. Beasley                               23,404,892             2,121,908                0                     0

1996 Stock Incentive Plan:

                                                                                                                        Broker
          1996 Stock Incentive Plan                    For                    Against              Abstain              Non-Votes
          ---------------------------------------      -----------------      ---------------      ---------------      ------------
          Amendment to Increase Shares                  23,207,057             1,093,637            1,153,393                 0

Auditors:

                                                                                                                        Broker
          Independent Accountant                       For                    Against              Abstain              Non-Votes
          ---------------------------------------      -----------------      ---------------      ---------------      ------------
          PricewaterhouseCoopers, LLP                   25,448,090              39,890               38,820                   0

Item 5. Other Events
--------------------
On August 13, 1999 the Company announced that its Board of Directors had appointed O. Randolph Rollins, currently Executive Vice President and General Counsel, as President and Chief Executive Officer to succeed Charles W. Davies, Jr., who resigned. The Company also announced that the Board's Executive Compensation Committee had accepted on August 5, 1999, the resignation submitted by James M. Chriss. Mr. Chriss joined the Company as President in May 1999. See Form 8-K filed on August 17, 1999 for the complete press release.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      10.20 Second Amendment to Loan and Security Agreement dated as of August 4, 1999 between Tultex Corporation and Nationsbank, N.A.

      10.21 Agreement dated July 2, 1999 between Pension Benefit Guaranty Corporation and Tultex Corporation

     10.22 Intercreditor Agreement dated May 7, 1999 between U.S. Bank National Association and Nationsbank, N.A.

(b)  Reports on Form 8-K
     -------------------

The following reports on Form 8-K were filed during the quarter for which this report was filed:

     1. Current report on Form 8-K dated July 15, 1999 and filed on August 5, 1999 reporting under Item 5 the conversion of 20% of the Registrant's $14.4 million of subordinated notes into 4,609,600 shares of the Registrant's common stock.

     2. Current report on Form 8-K dated August 13, 1999 and filed on August 17, 1999 reporting under Item 5 the press release issued by the Registrant announcing the appointment of a new President and CEO.

Items 1, 2, and 3 are inapplicable and are omitted.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TULTEX CORPORATION
                                      ------------------
                                      (Registrant)



Date  August 17, 1999                 /s/ O. R. Rollins
      ---------------                 -----------------
                                      O. R. Rollins, President and Chief
                                      Executive Officer


Date  August 17, 1999                 /s/ P. W. Harris, Jr.
      ---------------                 ----------------------
                                      P. Woolard Harris, Jr.,
                                      Vice President and Chief Financial Officer