Form 10-Q
period 1999-10-02
TULTEX CORP
filed 1999-12-14
CIK 100166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   OCTOBER 2, 1999
                                 ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to
                               -----------------------------------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No   X
                          ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

34,675,681 shares of Common Stock, $1 par value, as of December 3, 1999

PART I. FINANCIAL INFORMATION
ITEM 1.

TULTEX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED - $000'S OMITTED EXCEPT IN SHARES AND PER SHARE DATA) OCTOBER 2, 1999 (AND OCTOBER 3, 1998)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      --------------------------------     ---------------------------------
                                                     OCTOBER 2, 1999  October 3, 1998     OCTOBER 2, 1999   October 3, 1998
                                                      --------------- ----------------    ---------------   ----------------
Net Sales                                               $ 120,544        $ 136,409             $ 278,234        $ 369,075
Cost of Products Sold                                     131,432          118,347               271,961          307,968
                                                        ---------        ---------             ---------        ---------
Gross Profit                                              (10,888)          18,062                 6,273           61,107
Selling, General and Administrative                        13,959           14,929                39,607           60,818
Restructuring Costs  (Note 10)                              2,625               --                 2,625               --
                                                        ---------        ---------             ---------        ---------
Operating Income (Loss)                                   (27,472)           3,133               (35,959)             289

Other (Income) Expense:
Interest Expense                                            6,475            7,318                19,132           22,360
Interest Income and Other, Net                                 63             (261)               (1,848)          (1,029)
Asset Impairment  (Note 10)                                 1,435               --                 1,435               --
Loss on Sale of Subsidiaries                                   --               --                   945           16,304
                                                        ---------        ---------             ---------        ---------

Income (Loss) Before Income Taxes and
   Extraordinary Item                                     (35,445)          (3,924)              (55,623)         (37,346)
Provision (Benefit) for Income Taxes                           --           (1,530)               (7,466)         (14,565)
                                                        ---------        ---------             ---------        ---------

Income (Loss) Before Extraordinary Item                   (35,445)          (2,394)              (48,157)         (22,781)
Extraordinary Gain on Extinguishment of Debt
   (Net of Income Tax of $15,285)  (Note 4)                    --               --                24,938               --
                                                        ---------        ---------             ---------        ---------

NET INCOME (LOSS)                                         (35,445)          (2,394)              (23,219)         (22,781)

Preferred Dividend Requirement (Note 5)                       (31)             (55)                  (92)            (349)
                                                        ---------        ---------             ---------        ---------

Balance Applicable to Common Stock                      $ (35,476)       $  (2,449)            $ (23,311)       $ (23,130)
                                                        =========        =========             =========        =========

Basic and Diluted Earnings Per Common Share:

          Income (Loss) Before Extraordinary Item       $   (1.04)       $    (.08)            $   (1.54)       $    (.77)

          Extraordinary Item                                   --               --                   .80               --
                                                        ---------        ---------             ---------        ---------
          Net Income (Loss)                             $   (1.04)       $    (.08)            $    (.74)       $    (.77)
                                                        =========        =========             =========        =========


Dividends Per Common Share (Note 5)                     $     .00        $     .00             $     .00        $     .00

TULTEX CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED - $000'S OMITTED)
OCTOBER 2, 1999 (AND JANUARY 2, 1999)



Assets                                                         OCTOBER 2, 1999       January 2, 1999
------                                                         ---------------       ---------------
Current Assets:
Cash                                                              $   1,119            $   5,769
Accounts Receivable - Net of Allowance for Doubtful
   Accounts $4,430 (1999) and $4,106 (1998)                          87,974               74,599
Inventories (Note 3)                                                185,272              176,818
Prepaid Expenses                                                      3,533                1,913
Income Taxes Refundable                                                  --                8,782
Deferred Tax Assets                                                      --                4,534
                                                                  ---------            ---------
Total Current Assets                                                277,898              272,415

Property, Plant and Equipment, Net of Depreciation                   94,103              107,001
Intangible Assets                                                    21,601               22,777
Deferred Tax Assets                                                      --                2,419
Other Assets                                                         38,619               42,716
                                                                  ---------            ---------
Total Assets                                                      $ 432,221            $ 447,328
                                                                  =========            =========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
Accounts Payable                                                  $  29,187            $  23,448
Accrued Expenses                                                     19,155               12,815
Revolving Credit Facility (Notes 1, 4 and 12)                       123,848               60,000
Long-Term Borrowings - Current Portion  (Notes 1, 4, 9 and 12)      126,514                   --
                                                                  ---------            ---------
Total Current Liabilities                                           298,704               96,263

Long-Term Borrowings (Notes 1, 4, 9 and 12)                              --              199,405
Deferred Tax Liabilities                                                412                   --
Other Liabilities                                                     5,972                5,222

Stockholders'  Equity:
5% Cumulative Preferred Stock (Note 5)                                  198                  198
Series B, $7.50 Cumulative Convertible Preferred Stock (Note 5)       1,500                1,500
Common Stock (Note 5)                                                34,676               30,050
Capital in Excess of Par Value                                        6,375                7,095
Retained Earnings                                                    89,768              113,079
Accumulated Other Comprehensive Income                               (5,085)              (5,085)
Unearned Stock Compensation                                             (21)                 (35)
                                                                  ---------            ---------
                                                                    127,411              146,802
Less Notes Receivable - Stockholders                                    278                  364
                                                                  ---------            ---------
Total Stockholders' Equity                                          127,133              146,438
                                                                  ---------            ---------

Total Liabilities and Stockholders' Equity                        $ 432,221            $ 447,328
                                                                  =========            =========

TULTEX CORPORATION
===================================================================================================================
CONSLIDATED STATEMENT OF CASH FLOWS (UNAUDITED - $000'S OMITTED)
NINE MONTHS ENDED OCTOBER 2, 1999 (AND OCTOBER 3, 1998)

                                                                          Nine Months Ended
                                                              ------------------------------------------
                                                                 OCTOBER 2, 1999      October 3, 1998
Operations:
Net Income  (Loss)                                                   $ (23,219)         $ (22,781)
Items Not Requiring (Providing) Cash:
Depreciation                                                            13,478             14,735
Amortization                                                             4,573              2,747
Deferred Income Taxes                                                    7,365                 --
Loss on Sale of Subsidiaries                                               945             16,304
Extraordinary Gain                                                     (40,223)                --
Asset Impairment                                                         1,435                 --
Other Non-Cash Items                                                       (53)                94
(Gain) Loss on Sale of Assets                                             (210)               (99)

Changes in Assets and Liabilities
Accounts Receivable                                                    (13,375)            (2,701)
Inventories                                                             (8,454)           (52,794)
Prepaid Expenses                                                        (1,466)             1,714
Accounts Payable and Accrued Expenses                                   11,134             (1,260)
Income Taxes Refundable                                                  8,782            (17,256)
Other Long-Term Liabilities                                                750                695
                                                                     ---------          ---------

Cash Provided (Used) by Operations                                     (38,538)           (60,602)
                                                                     ---------          ---------

Investing Activities:
Capital Expenditures                                                    (3,834)            (6,980)
Changes in Other Assets                                                  2,382             (1,931)
Business Acquisition                                                        --             (2,743)
Proceeds from Sale of Subsidiaries                                          --             98,531
Proceeds from Sale of Property and Equipment                             1,017                100
                                                                     ---------          ---------

Cash Provided (Used) by Investing Activities                              (435)            86,977
                                                                     ---------          ---------

Financing Activities:
Issuance (Payment) of Short-Term Borrowings                                 --             (5,000)
Issuance (Payment) of Secured Revolving Credit Facility Borrowings     123,848                 --
Issuance (Payment) of Unsecured Revolving Credit Facility              (45,000)           (15,600)
Borrowings
Payments on Long-Term Borrowings                                       (41,131)              (619)
Cost of Debt Issuance                                                   (3,480)                --
Cash Dividends                                                              --               (321)
Proceeds from  Stock Plans                                                  86                181
Purchase of Preferred Stock                                                 --             (6,000)
                                                                     ---------          ---------

Cash Provided (Used) by Financing Activities                            34,323            (27,359)
                                                                     ---------          ---------

Net Increase (Decrease) in Cash                                         (4,650)              (984)

Cash at End of Prior Year                                                5,769              2,507
                                                                     ---------          ---------

Cash at End of Period                                                $   1,119          $   1,523
                                                                     =========          =========


TULTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 2, 1999

NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11
On December 3, 1999, the Company filed voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Virginia, Lynchburg Division, Case # 99-03626. The Company has obtained $150 million of senior secured super priority debtor-in-possession ("DIP") financing from Bank of America, N.A. and other lenders ("BA"). The Company also announced it closed six manufacturing facilities in Virginia, North Carolina and Jamaica, closed its distribution center in Martinsville, Virginia, downsized the manufacturing operation in Martinsville and is closing 25 retail store outlets. This immediate downsizing of the Company resulted in the loss of approximately 2,600 jobs. The downsizing plans were developed subsequent to October 2, 1999 and, accordingly, the Company will record restructuring and asset impairment charges relating to the plant closings and employee reductions in the quarter ending January 1, 2000.

The Company is currently operating its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. As part of its "first day orders", the Bankruptcy Court approved authorization to retain various professionals to assist in the reorganization; to pay certain pre-petition employee wages, salaries and related items; to pay certain pre-petition customer obligations; to pay certain pre-petition claims of foreign creditors and certain critical vendors; and to close certain stores, which will result in conducting store closing sales and rejecting certain real property leases. The Court also approved the Company's DIP financing on an interim basis.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

The DIP financing replaces the asset-based secured facility dated May 7,1999 with BA. The DIP financing will be used to refinance certain debt owed on the previous asset-based secured facility, fund working capital requirements and guarantee letter of credit obligations during the pendency of the Chapter 11 Case, and fund general corporate purposes in the ordinary course of business. BA will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. The Company has the option of setting interest rates equal to either the Prime Rate or London Interbank Offered Rate ("LIBOR") plus applicable margins. The applicable margin for a Prime Rate loan is 1.75% and 3.75% for a LIBOR based loan. The Company shall pay a fee of .375% per year on any unused borrowings. A $12 million sublimit under the facility is available for letters of credit.

Significant financial covenants under the DIP financing include a minimum sales covenant and a maximum loan balance covenant. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of its assets.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements furnished in this quarterly 10-Q Report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 2, 1999. The balance sheet, statement of operations and statement of cash flows included in this 10-Q have been prepared from the Company's records and are subject to audit and year-end adjustments.

As a result of the Company's petition for reorganization under Chapter 11, the Company will be required to present its future financial statements in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 3 - INVENTORIES
A summary of inventories by component follows.
(In thousands of dollars)


                                     OCTOBER 2, 1999                   January 2, 1999
                                 -------------------------        --------------------------
Raw Materials                                        $841                            $2,952
Goods-in-Process                                   16,231                            21,688
Finished Goods                                    159,476                           143,506
Supplies                                            8,724                             8,672
                                 -------------------------        --------------------------
  Total Inventory                                $185,272                          $176,818
                                 =========================        ==========================


NOTE 4 - TOTAL BORROWINGS
Total borrowings at October 2, 1999 includes Senior Notes of $115.0 million, $11.5 million of convertible subordinated notes and the Company's asset-based secured credit facility, which has an outstanding balance of $123.8 million at October 2, 1999.

On May 10, 1999 the Company entered into an asset-based secured facility which had a maximum borrowing availability of $150 million with BA. This facilty has now been replaced with the DIP financing discussed in Note 1. Proceeds from the asset-based secured facility were used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes. As a result of the refinancing the Company purchased $70 million face value of the notes for $42 million and retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the forgiveness of $15.0 million of borrowings by the former lenders. Interest payments on these notes were changed to quarterly instead of semiannually.

Significant financial covenants of the asset-based secured facility included the requirement to maintain a minimum fixed charge coverage ratio on a quarterly basis, the requirement to maintain EBITDA at certain levels during the second and third quarters of fiscal year 1999 and annual limitations on capital expenditures. Other covenants placed restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

The Company was not in compliance with financial covenants contained in its asset-based secured credit facility and its Senior Notes as of October 2, 1999, and did not obtain waivers relating to the non-compliance. On December 3, 1999 the Company filed voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code (See Note 1), which also constituted an event of default under its convertible subordinated notes. Accordingly, all amounts under the Senior Notes and convertible subordinated notes have been reported on the balance sheet as current liabilities.

As a result of the refinancing on May 10, 1999 referenced above, the Company recorded an extraordinary gain on the extinguishment of debt of $24.9 million, or $.80 per share, net of income taxes of $15.3 million, in the quarter ended July 3,1999.

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

NOTE 5 - STOCKHOLDERS' EQUITY
The 5% cumulative preferred stock is $100 par value, with 22,000 shares authorized, and 1,975 shares issued and outstanding as of October 2, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the indentures governing the Company's 9 5/8% and 10 5/8% Senior Notes.

The Series B, $7.50 cumulative, convertible preferred stock is $100 stated value, with 150,000 shares authorized, and 15,000 shares issued and outstanding as of October 2, 1999 and January 2, 1999. The stated quarterly dividend has not been paid since July 1, 1998 due to restrictions in the indentures governing the Company's 9 5/8% and 10 5/8% Senior Notes.

The common stock is $1 par value, 60,000,000 shares authorized, with shares issued and outstanding of 34,676,129 as of October 2, 1999 and 30,050,155 as of January 2, 1999. On July 15, 1999 the holders of the Company's $14.4 million convertible subordinated notes exercised their options to convert 20% of the original principal amount of the notes into 4,609,600 shares of the Company's common stock (see Note 4).

Holders of the Company's 9 5/8% and 10 5/8% Senior Notes have been issued warrants for 15,525,000 shares of the Company's common stock. Two-thirds of these warrants have an exercise price of $.8125 per share, and the remaining one-third have an exercise price of $1.425 per share. The warrants have an 8-
year term, and may be exercised by payment of cash or by tender of notes for an amount equal to the exercise price of the warrants.

NOTE 6 - EARNINGS PER SHARE
Income (loss) per common share is computed using the weighted average common shares outstanding. The weighted average common shares outstanding for the three months ended October 2, 1999 and October 3, 1998 were 34,117,384 and 30,004,249, respectively. The weighted average common shares outstanding for the nine-month periods were 31,405,724 and 29,923,542 respectively. The weighted average common shares outstanding are the same for both basic and diluted earnings per share.

NOTE 7 - COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that the Company report comprehensive income (loss) components in a full set of general-purpose financial statements. Comprehensive income (loss) represents the change in stockholders' equity during the period from non-owner sources. Currently, other comprehensive income (loss) consists of a minimum pension liability adjustment. The Company adopted SFAS 130 on January 4, 1998. Total comprehensive loss for the three and nine months ended October 2, 1999 was $35.4 million and $23.2 million, respectively. Total comprehensive loss for the three and nine months ended October 3, 1998 was $2.4 million and $22.8 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):


                                                                   Capital           Accumulated    Unearned  Notes       Total
                  Current         5%          Series B             In Excess         Other          Stock     Receivable- Stock-
                  Comprehensive   Preferred   Preferred   Common   of Par   Retained Comprehensive  Compen-   Stock-      holders'
                  Income          Stock       Stock       Stock    Value    Earnings Income         sation    Holders     Equity
                  (Loss)                                                             (Loss)
                  -------------   --------    --------    -------- -------- -------- ------------   --------- ----------  --------
Balance as of
January 2, 1999                     $198       $1,500     $30,050  $7,095     $113,079  $(5,085)       $(35)    $(364)    $146,438

Collections -
Stockholders'
Notes receivable                                                                                                 86             86

Stock
Compensation                                                                                             14                     14

Restricted
awards
Lost                                                           (2)     (9)                                                     (11)

Issuance of
Common Stock                                                   18      18                                                       36

Conversion of
Convertible
Subordinated
Notes                                                       4,610  (1,729)                                                   2,881

Fair value
Assigned to
Warrants                                                            1,000                                                    1,000

Dividends on
Preferred stock                                                                    (92)                                        (92)

Comprehensive
Income (loss):
  Net income
  (loss)          $(23,219)                                                    (23,219)                                    (23,219)
                  --------          ----       ------     -------  ------      -------  -------        ----     -----     --------

Balance as of
October 2, 1999   $(23,219)         $198       $1,500     $34,676  $6,375      $89,768  $(5,085)       $(21)    $(278)    $127,133
                  ========          ====       ======     =======  ======      =======  =======        ====     =====     ========



NOTE 8 - SEGMENT REPORTING
The Company currently operates in a single business segment which designs, manufactures and distributes fleece and jersey apparel. During the year ended January 2, 1999, the Company exited its LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic") licensed apparel business. The segment information reported below reflects the operations of the Company's ongoing apparel segment separate from the LogoAthletic business operations ("Other") through the date of sale (July 15, 1998). Management evaluates performance based upon operating earnings before interest and income taxes.

(in thousands of dollars)                 Apparel        Other     Consolidated
--------------------------------------------------------------------------------
THREE MONTHS ENDED OCTOBER 2, 1999
Net sales                                $ 120,544    $      --    $ 120,544
Operating income (loss)                    (27,472)          --      (27,472)
--------------------------------------------------------------------------------
Three months ended October 3, 1998
Net sales                                $ 133,041    $   3,368    $ 136,409
Operating income (loss)                      4,335       (1,202)       3,133

NINE MONTHS ENDED OCTOBER 2, 1999
Net sales                                $ 278,234    $      --    $ 278,234
Operating income (loss)                    (35,959)          --      (35,959)
--------------------------------------------------------------------------------
Nine months ended October 3, 1998
Net sales                                $ 307,540    $  61,535    $ 369,075
Operating income (loss)                      4,494       (4,205)         289
--------------------------------------------------------------------------------


Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:

                                              Three Months Ended                           Nine Months Ended
(in thousands)                      OCTOBER 2, 1999    October 3, 1998          OCTOBER 2, 1999     October 3, 1998
Total operating income (loss)
  for reportable segments               $(27,472)          $  3,133               $(35,959)             $    289
Interest expense                           6,475              7,318                 19,132                22,360
Interest income and other, net                63               (261)                (1,848)               (1,029)
Asset impairment                           1,435                 --                  1,435                    --
Loss on sale of subsidiaries                  --                 --                    945                16,304
                                        --------           --------               --------              --------
Income (loss) before income taxes
  and extraordinary Item                $(35,445)          $ (3,924)              $(55,623)             $(37,346)
                                        ========           ========               ========              ========


NOTE 9 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following financial information presents consolidated financial data which includes (i) the parent company only ("Parent"), (ii) the wholly-owned guarantor subsidiaries on a combined basis ("Wholly-owned Guarantor Subsidiaries"), (iii) the wholly-owned non-guarantor subsidiaries on a combined basis ("Wholly-owned Non-guarantor Subsidiaries"), (iv) the LogoAthletic subsidiaries whose assets were sold during the third quarter of 1998 ("Subsidiaries Sold") and (v) the Company on a consolidated basis.

                                    Wholly-owned  Wholly-owned
(In thousands of         Parent        Guarantor   Non-guarantor   Subsidiaries
dollars)                            Subsidiaries   Subsidiaries    Sold           Eliminations  Consolidated
                        ----------  -------------- --------------  -------------- ------------  --------------
For the three months
ended October 2, 1999

Net sales               $108,835       $30,940       $ 20,056      $          -    $ (39,287)      $120,544
Cost and expenses        140,486        32,885         21,905                 -      (39,287)       155,989
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $(31,651)      $(1,945)      $ (1,849)     $          -   $        -       $(35,445)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the three months
ended October 3, 1998

Net sales               $121,838       $5,850         $39,372            $3,358     $(34,009)      $136,409
Cost and expenses        128,330        5,352          36,016             4,644      (34,009)       140,333
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $ (6,492)      $  498         $ 3,356           $(1,286)    $      -       $ (3,924)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the nine months
ended October 2, 1999

Net sales               $242,167       $91,257        $52,501      $          -   $ (107,691)      $278,234
Cost and expenses        289,318        97,022         55,208                 -     (107,691)       333,857
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $(47,151)      $(5,765)       $(2,707)     $          -   $        -      $ (55,623)
                        ----------  -------------- --------------  -------------- ------------  --------------

For the nine months
ended
October 3, 1998

Net sales               $263,562       $17,409       $120,675           $63,072    $ (95,643)      $369,075

Cost and expenses        307,116        15,410        110,434            69,104      (95,643)       406,421
                        ----------  -------------- --------------  -------------- ------------  --------------
Pretax income (loss)    $(43,554)      $ 1,999       $  10,241        $  (6,032)  $        -    $   (37,346)
                        ----------  -------------- --------------  -------------- ------------  --------------

As of October 2, 1999

Current assets          $248,545       $54,561        $41,788      $          -   $ (66,996)       $277,898

Noncurrent assets         175,556       15,141         10,543                 -     (46,917)        154,323

                        ----------  -------------- --------------  -------------- ------------  --------------
Total assets            $424,101       $69,702        $52,331       $         -    (113,913)       $432,221
                        ----------  -------------- --------------  -------------- ------------  --------------



                                    Wholly-owned   Wholly-owned
(In thousands of                      Guarantor   Non-guarantor    Subsidiaries
dollars)                 Parent     Subsidiaries   Subsidiaries        Sold       Eliminations  Consolidated
                        ----------  -------------- --------------  -------------- ------------  --------------

Current liabilities     $288,378       $17,212        $42,216      $          -    $ (49,102)      $298,704

Noncurrent liabilities    13,864          (573)        (2,165)                -       (4,742)         6,384
                        ----------  -------------- --------------  -------------- ------------  --------------
Total liabilities       $302,242       $16,639        $40,051      $          -    $ (53,844)      $305,088
                        ----------  -------------- --------------  -------------- ------------  --------------


As of January 2, 1999

Current assets          $232,075       $53,958        $29,638      $          -     $(43,256)      $272,415

Noncurrent assets        190,194        14,908         10,865                 -      (41,054)       174,913
                        ----------  -------------- --------------  -------------- ------------  --------------
Total assets            $422,269       $68,866        $40,503      $          -     $(84,310)      $447,328
                        ----------  -------------- --------------  -------------- ------------  --------------

Current liabilities     $ 79,551       $11,002        $26,138      $          _     $(20,428)      $ 96,263

Noncurrent liabilities   209,288          (495)          (438)                -       (3,728)       204,627
                        ----------  -------------- --------------  -------------- ------------  --------------
Total liabilities       $288,839       $10,507        $25,700      $          -     $(24,156)      $300,890
                        ----------  -------------- --------------  -------------- ------------  --------------

NOTE 10 - RESTRUCTURING AND ASSET IMPAIRMENT
During the quarter ended October 2, 1999, the Company announced a company-wide cost reduction plan that includes salaried personnel reductions and the closing of its Bastian, Virginia sewing facility and its Asheville, North Carolina fabric manufacturing operation. The Company recorded a pre-tax restructuring charge of $2.6 million for severance and exit costs related to the personnel reductions and plant closings. The Company also recorded a pre-tax charge of $1.4 million to adjust the carrying value of the Bastain and Asheville facilities to their estimated net realizable values.

NOTE 11 - NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. As amended by SFAS 137, the provisions of SFAS 133 are effective for fiscal years beginning after June 15, 2000. Management has not determined the impact of the adoption of SFAS 133.

NOTE 12 - SUBSEQUENT EVENT
On December 3, 1999, the Company filed voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Virginia, Lynchburg Division. The Company has obtained $150 million of DIP financing from BA. The Company is currently operating its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court (See Note 1).

ITEM 2
TULTEX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OCTOBER 2, 1999

RESULTS OF OPERATIONS
---------------------

The following table presents the Company's consolidated statement of operations as a percentage of net sales.

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  -------------------------------------------------------
                                                     10/2/99       10/3/98        10/2/99       10/3/98
                                                  -----------    ----------     -----------   -----------
Net Sales                                            100.0%         100.0%         100.0%       100.0%
Cost of Products Sold                                109.0           86.8           97.8         83.4
                                                  -----------    ----------     -----------   -----------
Gross Profit                                          (9.0)          13.2            2.2         16.6
Selling, General and Administrative                   11.6           10.9           14.2         16.5
Restructuring Costs                                    2.2              -             .9            -
                                                  -----------    ----------     -----------   -----------
Operating Income                                     (22.8)           2.3          (12.9)          .1
Interest Expense                                       5.4            5.4            6.9          6.1
Interest Income and Other, Net                           -            (.2)           (.6)         (.3)

Asset Impairment                                       1.2              -             .5
Loss on Sale of Subsidiaries                             -              -             .3          4.4
                                                  -----------    ----------     -----------   -----------
Income (Loss) Before Income Taxes and                (29.4)          (2.9)         (20.0)       (10.1)
Extraordinary Item
Provision (Benefit) for Income Taxes                     -            1.1           (2.7)         3.9
                                                  -----------    ----------     -----------   -----------
Income (Loss) Before Extraordinary Item              (29.4)          (1.8)         (17.3)        (6.2)

Extraordinary Gain on Extinguishment of Debt             -              -            9.0            -
                                                  ===========    ==========     ===========   ===========
Net Income (Loss)                                    (29.4) %        (1.8)%         (8.3)%       (6.2)%
                                                  ===========    ==========     ===========   ===========

Note:  Certain items have been rounded to cause the columns to add to 100%.

THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE EXCHANGE ACT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS INCLUDE THE FINANCIAL STRENGTH OF THE RETAIL INDUSTRY, THE LEVEL OF CONSUMER SPENDING ON APPAREL, THE COMPANY'S ABILITY TO PROFITABLY AND TIMELY SATISFY CUSTOMER DEMAND FOR ITS PRODUCTS, THE COMPETITIVE PRICING ENVIRONMENT WITHIN THE APPAREL INDUSTRY, THE COMPANY'S SUBSTANTIAL LEVERAGE AND THE RESTRICTIVE COVENANTS IN ITS BORROWING DOCUMENTS, THE COMPANY'S ABILITY TO OPERATE UNDER THE SUPERVISION OF THE FEDERAL BANKRUPTCY COURT, THE WILLINGNESS OF THE COMPANY'S VENDORS, SUPPLIERS AND CUSTOMERS TO DO BUSINESS WITH A COMPANY OPERATING IN BANKRUPTCY, THE WILLINGNESS OF THE COMPANY'S LENDERS TO WAIVE ANY FUTURE VIOLATIONS OF FINANCIAL COVENANTS IN ITS BORROWING DOCUMENTS, FLUCTUATIONS IN THE PRICE OF COTTON AND POLYESTER USED BY THE COMPANY IN THE MANUFACTURE OF ITS PRODUCTS, THE COMPANY'S RELATIONSHIP WITH ITS PARTIALLY UNIONIZED WORKFORCE AND THE SEASONALITY AND CYCLICALITY OF THE FLEECEWEAR INDUSTRY. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ESTIMATED, ANTICIPATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED BY SUCH FORWARD-LOOKING STATEMENTS WERE OR ARE REASONABLY BASED ON INFORMATION AVAILABLE TO THE COMPANY AT THE TIME SUCH STATEMENTS WERE MADE, NO ASSURANCES CAN BE GIVEN THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 2, 1999, WHICH IS INCORPORATED HEREIN BY REFERENCE.

Net loss applicable to common stock for the three months ended October 2, 1999 was $35.5 million, or $1.04 per share. Results for the period include a restructuring and asset impairment charge of $4.1 million, or $.12 per share, relating to the Company's cost reduction plan. This compares to a net loss applicable to common stock of $2.4 million, or $.08 per share, for the three months ended October 3, 1998. Net loss applicable to common stock for the first nine months of fiscal 1999 was $23.3 million, or $.74 per share. Results for the nine months include an extraordinary gain, net of income taxes, on the extinguishment of debt of $24.9 million, or $.80 per share, relating to the Company's debt refinancing on May 10, 1999. Excluding the extraordinary gain, the Company reported a net loss applicable to common stock of $55.7 million, or $1.54 per share. This compares to a net loss applicable to common stock of $23.1 million, or $.77 per share, for the same period in fiscal 1998. The results for 1998 include the operations of LogoAthletic, Inc. and LogoAthletic/Headwear, Inc. ("LogoAthletic"), subsidiaries whose assets were sold on July 15, 1998, and a pre-tax loss of $16.3 million (after-tax of $9.9 million, or $.33 per share) on the sale of those assets. Excluding the loss on sale of LogoAthletic, the first nine months 1998 net loss applicable to common stock was $13.2 million, or $.44 per share.

Net sales for the three months ended October 2, 1999 were $120.5 million as compared to $136.4 million in the comparable period of 1998. The sales decrease resulted from lower sales in the Company's higher margin branded products and lower average selling prices due to aggressive selling of excess inventory. For the nine months to date, sales were $278.2 million as compared to $369.1 million in the same period in 1998. The sales decrease was primarily due to the sale of LogoAthletic. On a pro forma basis, excluding LogoAthletic, sales were $39.8 million lower than the comparable period in 1998. The sales decrease resulted primarily from pricing pressure in jersey products, aggressive selling by the Company to manage inventories, lower sales in the higher margin branded products and shipping delays in the second quarter.

Gross profit percentage was a negative (9.0)% for the third quarter of 1999 compared to 13.2% for the same period in 1998. For the nine-month period, the gross profit percentage was 2.2% as compared to 16.6% for the nine-month period in 1998. The primary reasons for the decreases were the aforementioned lower sales in the Company's higher margin products, aggressively selling of excess inventory, shipping delays involving higher margin products in the second quarter and pricing pressures in both jersey and fleece products. Also contributing to the decline was the establishment of inventory reserves related to the Company's initiatives to reduce inventory levels, and unfavorable variances related to short running schedules in the first six months of 1999. Gross profits for the last three months of 1999 will be adversely impacted by short running schedules in the fourth quarter of 1999 and by aggressive pricing strategies to further reduce inventories.

Selling, general and administrative expenses ("S,G&A") of $14.0 million represent a decrease of $.9 million as compared to the third quarter of 1998. As a percentage of sales, S,G&A expenses were 11.6% compared to 10.9% for the third quarter of 1998. The percentage of sales was higher in 1999 due to the lower sales level. For the nine-month period S,G&A expenses were $39.6 million, or 14.2% of sales, compared to $60.8 million, or 16.5% of sales, in the same period in 1998. The primary reason for the decrease was the sale of LogoAthletic. A reduction of $1.6 million in advertising and royalty expenses in the activewear business was offset by higher computer equipment and software amortization of $1.8 million.

The restructuring charge of $2.6 million represents severance and exit costs related to the personnel reductions and the closing of the Bastian and Asheville facilities.

Interest expense for the third quarter of 1999 was $6.5 million compared to $7.3 million in the comparable period of 1998. The decrease for the third quarter over the comparable period of 1998 is due to lower average borrowings, partially offset by higher borrowing rates. Total borrowings for the third quarter averaged $249.3 million as compared to $304.1 million in the third quarter of 1998. Third quarter 1999 working capital borrowings averaged $122.5 million at an average rate of 9.4% compared to $104.7 million and 8.5%, respectively, for the comparable period in 1998. The increase in the working capital borrowings resulted from the purchase, of $70 million face value for $42 million, of the 9 5/8% and 10 5/8% Senior Notes on May 10, 1999. Interest expense for the nine-month period was $19.1 million as compared to $22.4 million for the comparable period in 1998. Total borrowings for the nine-month period averaged $248.4 million as compared to $314.0 in 1998. The reduction in average borrowings reflects the proceeds received from the sale of LogoAthletic during the third quarter of 1998 and the debt refinancing on May 10, 1999. Working capital borrowings for the first nine months of 1999 averaged $87.2 million at an average rate of 9.2% compared to $114.6 million and 8.2%, respectively, for the comparable period in 1998. The nature of the Company's business requires extensive seasonal borrowings to support its working capital needs.

The asset impairment charge of $1.4 million represents an adjustment of the carrying costs of the Bastian and Asheville facilities to their estimated net realizable values.

The loss on sale of subsidiaries of $.9 million for the nine months ended October 2, 1999 represents an estimated final purchase adjustment negotiated in connection with the sale of LogoAthletic as allowed for in the Asset Purchase Agreement. In the second quarter of 1998 an estimated loss of $16.3 million was recorded for the sale of LogoAthletic.

The Company did not book an income tax benefit for the three months ended October 2, 1999. The Company increased its deferred tax asset valuation allowance due to the uncertain ability of the Company to generate future taxable income and the resulting uncertain realization of tax loss carryforwards and other deferred tax assets. The Company's effective tax rate of 13.4% for the first nine months of 1999 differs from the federal statutory rate primarily due to the increase in the valuation allowance. The effective tax rate for both periods of 1998 was 39%.

YEAR 2000
---------
The Year 2000 issue is the result of computer systems and other equipment with embedded chips using two digits, rather than four, to define the applicable year. If a company's computer systems are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, computer applications could fail or create erroneous results which could have a material adverse impact on a company's business, operations or financial condition in the future.

The Company began addressing the Year 2000 issue in 1995 with the formation of a Y2K Team. The Company is in the process of addressing Year 2000 compliance, both internally and with third parties. The Company's objective is to confirm compliance by December 23, 1999. Third parties that are not compliant at that time may delay compliance. The Year 2000 Project is comprised of four phases:

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

The Company has completed the inventory and assessment phases. The remediation phase is scheduled for completion by December 23, 1999. The testing phase will be ongoing as hardware and software are remedied, upgraded or replaced.

As part of the Year 2000 Project, the Company has implemented a new Enterprise Resource Planning system (ERP), which has replaced 80% of the Company's Legacy systems with Year 2000 compliant software. All major infrastructure, computers, PC's and telecommunications equipment have been replaced with Year 2000 compliant hardware and software as part of the project. Additionally, the Company has implemented the Year 2000 compliant versions of electronic data interchange (EDI) systems with 80% of the Company's EDI customers. The company is currently testing for compliance with the balance of its EDI customers with completion scheduled for December 23, 1999. The remaining Legacy non-compliant software has been identified. Upgrades or replacements for non-compliant software and hardware are being implemented with testing to be completed by December 23, 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts with all major suppliers to gauge compliance and exposure in these areas. The Company has formally requested written confirmation of Year 2000 compliance from its major contractors and vendors. Approximately 95% have responded to date. Should any vendor, supplier, equipment or process not be able to conform within the prescribed timeframes, the Company will take appropriate action to ensure continuity of its business. Contingency plans will be developed for any area not able to conform within the prescribed timeframe. While approaches to reducing risks of interruption due to supplier failures will vary by facility, options include identifying of alternate suppliers, stockpiling raw materials and adjusting operating schedules. Costs associated with any contingency will be determined as this assessment continues.

Year 2000 Project costs are linked with the ERP implementation costs. Total costs for both the Year 2000 Project and the ERP system implementation are expected to be approximately $21.5 million. Of this total, $20.5 million has been incurred and capitalized as part of the ERP implementation as of October 2, 1999. The remaining $1.0 million is specifically related to Year 2000 project costs and is being expensed as incurred. These costs include external testing with banks, vendors and customers, as well as EDI software upgrades. The Company believes the remaining costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
For the first nine months of 1999, net cash used by operations of $38.5 million reflects the net loss of $23.2 million and the seasonal increase in inventories and accounts receivable of $8.5 million and $13.4 million, respectively. Inventories traditionally increase during the first half of the year to support second half shipments. Receivables normally build to a peak in September and October and begin to decline in December as shipment volume decreases and cash is collected. Increases in accounts payable and accrued expenses of $11.1 million and refunds of income taxes of $8.8 million partially offset these uses of cash. Cash used by investing activities was $.4 million in 1999. The cash used in 1999 reflects capital expenditures of $3.8 million, partially offset by the sale of non-operating properties of $1.0 million and the surrender of certain life insurance policies. Cash provided by financing activities of $34.3 million in 1999 was primarily used for working capital requirements.

On December 3, 1999, the Company filed voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Virginia, Lynchburg Division, Case # 99-03626. The Company has obtained $150 million of senior secured super priority debtor-in-possession ("DIP") financing from Bank of America, N.A. and other lenders ("BA"). The Company also announced it closed six manufacturing facilities in Virginia, North Carolina and Jamaica, closed its distribution center in Martinsville, Virginia, downsized the manufacturing operation in Martinsville and is closing 25 retail store outlets. This immediate downsizing of the Company resulted in the loss of approximately 2,600 jobs. The downsizing plans were developed subsequent to October 2, 1999 and, accordingly, the Company will record restructuring and asset impairment charges relating to the plant closings and employee reductions in the quarter ending January 1, 2000.

The Company is currently operating its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. As part of its "first day orders", the Bankruptcy Court approved authorization to retain various professionals to assist in the reorganization; to pay certain pre-petition employee wages, salaries and related items; to pay certain pre-petition customer obligations; to pay certain pre-petition claims of foreign creditors and certain critical vendors; and to close certain stores, which will result in conducting store closing sales and rejecting certain real property leases. The Court also approved the Company's DIP financing on an interim basis.

The DIP financing replaces the asset-based secured facility dated May 7,1999 with BA. The DIP financing will be used to refinance certain debt owed on the previous asset-based secured facility, fund working capital requirements and guarantee letter of credit obligations during the pendency of the Chapter 11 Case, and fund general corporate purposes in the ordinary course of business. BA will lend funds subject to availability under a borrowing base calculated as a percentage of eligible accounts receivable and inventories, provided that the total amount advanced will not exceed $150 million. The Company has the option of setting interest rates equal to either the Prime Rate or London Interbank Offered Rate ("LIBOR") plus applicable margins. The applicable margin for a Prime Rate loan is 1.75% and 3.75% for a LIBOR based loan. The Company shall pay a fee of .375% per year on any unused borrowings. A $12 million sublimit under the facility is available for letters of credit.

Significant financial covenants under the DIP financing include a minimum sales covenant and a maximum loan balance covenant. Other covenants place restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of its assets.

While under bankruptcy protection, the Company does not expect to pay the interest obligations on the 10 5/8% Senior Notes, 9 5/8% Senior Notes or the convertible subordinated notes unless ordered to do so by the Bankruptcy Court. The Company believes that cash generated from operations together with the DIP financing will be adequate to meet its working capital and capital expenditure needs, although no assurances can be given in this regard. The Company is in the process of communicating with principal vendors and customers. Management believes the Company's customer relationships will continue and that it will have adequate sources of raw materials and services available during the reorganization period. However, the loss of major vendors or customers could have a material adverse effect on the Company's results of operations and financial condition.

Total borrowings at October 2, 1999 includes Senior Notes of $115.0 million, $11.5 million of convertible subordinated notes and the Company's asset-based secured credit facility, which has an outstanding balance of $123.8 million at October 2, 1999. Total debt as a percentage of total capitalization was 66.3% as of October 2, 1999 compared to 63.9% as of January 2, 1999.

On May 10, 1999 the Company entered into an asset-based secured facility which had a maximum borrowing availability of $150 million with BA. This facilty has now been replaced with the DIP financing discussed above. Proceeds from the asset-based secured facility were used to pay all outstanding amounts under the Company's former $87.5 million unsecured revolving credit facility and fund a partial tender offer for the 9 5/8% and 10 5/8% Senior Notes. As a result of the refinancing the Company purchased $70 million face value of the notes for $42 million and retired the former revolving credit facility borrowings and accrued interest of $54.5 million by a payment of $39.5 million in cash and the forgiveness of $15.0 million of borrowings by the former lenders. Interest payments on these notes were changed to quarterly instead of semiannually.

Significant financial covenants of the asset-based secured facility included the requirement to maintain a minimum fixed charge coverage ratio on a quarterly basis, the requirement to maintain EBITDA at certain levels during the second and third quarters of fiscal year 1999 and annual limitations on capital expenditures. Other covenants placed restrictions on the Company's ability to incur additional indebtedness, pay dividends, create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets.

The Company was not in compliance with financial covenants contained in its asset-based secured credit facility and its Senior Notes as of October 2, 1999, and did not obtain waivers relating to the non-compliance. On December 3, 1999 the Company filed voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code, which also constituted an event of default under its convertible subordinated notes. Accordingly, all amounts under the Senior Notes and convertible subordinated notes have been reported on the balance sheet as current liabilities.

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

3. Current report on Form 8-K dated December 3, 1999 and filed on December 8, 1999 reporting under Item 3, the filing of voluntary petitions to reorganize under Chapter 11 of the Federal Bankruptcy Code.

4. Current report on Form 8-K/A dated December 3, 1999 and filed on December 9, 1999 reporting Amendment No. 1 to Form 8-K filed on December 8, 1999.


Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TULTEX CORPORATION
                                      (Registrant)



Date  December 14, 1999               /s/ O. R. Rollins
      -----------------               ------------------
                                      O. R. Rollins, President and Chief
                                      Executive Officer


Date  December 14, 1999               /s/ P. W. Harris, Jr.
      -----------------               ----------------------
                                      P. Woolard Harris, Jr.,
                                      Vice President and Chief Financial Officer